Form 10QSB
period 2001-06-30
NEUTRON ENTERPRISES INC
filed 2001-08-20
CIK 1135140

FORM 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period:_____

Commission File No.: 333-56516

NEUTRON ENTERPRISES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	98-0338100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Identification No.)

#101-2415 Columbia Street, Vancouver, B.C., Canada V5Y 3E7

(Address of principal executive offices)

(604) 707-0520

(Issuer's telephone number

Check whether the issuer:

(1) Filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) Has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. N/A

Applicable only to corporate issuers:

As of June 30, 2001, there were 100,000 shares of the Company's common stock issued and outstanding.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

NEUTRON ENTERPRISES, INC.

Unaudited Financial Statements

June 30, 2001

NEUTRON ENTERPRISES, INC.

(A development stage enterprise)

Balance Sheet

June 30, 2001

(Unaudited)

ASSETS
Current assets:
Cash	$ 131
Prepaid expenses	1,500
Total current assets	1,631

Office and computer equipment, net
of accumulated depreciation of $12	244

Total assets	$ 1,875

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 3,545
Note payable, related parties	14,296
Total current liabilities	17,841

Total liabilities	17,841

Commitments and contingencies	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 100,000,000 authorized,
100,000 shares issued and outstanding	100
Capital in excess of par value	900
Deficit accumulated during the development stage	(16,966)
Total stockholders' equity (deficit)	(15,966)
Total liabilities and stockholders' equity	$ 1,875

The accompanying notes are an integral part of these statements.

NEUTRON ENTERPRISES, INC.

(A development stage enterprise)

Statements of Loss For The Periods Ended

June 30, 2001

(Unaudited)

	Inception
	December 28, 2000	Six Months	Quarter
	Through	Ended	Ended
	June 30,	June 30,	June 30,
	2001	2001	2001

Revenues	$ -	$ -	$ -

General and administrative expenses:
Legal and professional fees	15,905	14,470	6,832
Other administrative expenses	1,061	1,061	811
Total operating expenses	16,966	15,531	7,643
(Loss) before taxes	(16,966)	(15,531)	(7,643)

Provision (credit) for taxes on income:
Current	-	-	-
Deferred	-	-	-
Total provision (credit) for taxes on income	-	-	-
Net (loss)	$ (16,966)	$ (15,531)	$ (7,643)

Basic earnings (loss) per common share	$ (0.17)	$ (0.16)	$ (0.08)

Weighted average number of shares outstanding	100,000	100,000	100,000

The accompanying notes are an integral part of these statements.

NEUTRON ENTERPRISES, INC.

(A development stage enterprise)

Statements of Cash Flows For The Periods Ended

June 30, 2001

(Unaudited)
	Inception
	December 28, 2000	Six months	Quarter
	Through	Ended	Ended
	June 30,	June 30,	June 30,
	2001	2001	2001
Cash flows from operating activities:
Net (loss)	$ (16,966)	$ (15,531)	$ (7,643)

Adjustments to reconcile net (loss) to cash
provided (used) by development stage activities:
Depreciation	12	12	12
Changes in current assets and liabilities:
Decrease (increase) in prepaid expenses	(1,500)	(1,500)	-
(Decrease) increase in accounts payable and accrued expenses	3,545	3,545	375
Net cash flows from operating activities	(14,909)	(13,474)	(7,256)

Cash flows from investing activities:
Purchase of equipment	(256)	(256)	(256)
Net cash flows from investing activities	(256)	(256)	(256)

Cash flows from financing activities:
Proceeds from sale of common stock	1,000	-	-
(Decrease) increase in note payable, related parties	14,296	5,256	5,256
Net cash flows from financing activities	15,296	5,256	5,256

Net increase (decrease) in cash and equivalents	131	(8,474)	(2,256)

Cash and equivalents, beginning of period	-	8,605	2,387
Cash and equivalents, end of period	$ 131	$ 131	$ 131

Supplemental cash flow disclosures:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these statements.

NEUTRON ENTERPRISES, INC.

(A development stage enterprise)

Notes to Unaudited Financial Statements

June 30, 2001

(Unaudited)

The accompanying unaudited interim financial statements include all adjustments which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in Neutron Enterprises, Inc.'s Form SB-2 as of the period ended December 31, 2000. Operating results for the six months ended June 30, 2001, are not necessarily indicative of the results that can be expected for the year ended December 31, 2001.

Note 1 - Capital stock:

Since its inception, the Company has issued shares of its common stock as follows:

Date	Description	Shares	Price Per Share	Amount

12/28/00	Shares issued for cash	100,000	$0.01	$1,000

Note 2 - Cash funds held in trust:

At December 31, 2000, the company did not have a bank account because it had not yet obtained a federal tax identification number. Therefore, its cash was held in trust by the company's attorney pending the opening of a bank account. These funds were considered cash equivalents at December 31, 2000. As of June 30, 2001, the Company had opened a bank account.

Note 3 - Federal income tax:

The Company follows Statement of Financial Accounting Standards Number 109 (SFAS 109), Accounting for Income Taxes. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

Six Months Ended June 30, 2001
Refundable Federal income tax attributable to:
Current operations	$(5,300)
Less, Limitation due to absence of prior year taxable income	5,300
Net refundable amount	-

NEUTRON ENTERPRISES, INC.

(A development stage enterprise)

Notes to Unaudited Financial Statements

June 30, 2001

(Unaudited)

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company's net deferred tax amounts as of June 30, 2001 are as follows:

June 30, 2001
Deferred tax asset attributable to:
Net operating loss carryover	$(5,800)
Less, Valuation allowance	5,800
Net deferred tax asset	-

At December 31, 2000, the Company had unused net operating loss carryovers which may be used to offset future taxable income and which expire as follows:

Expires December 31,	Amount
2020	$ 1,435
Total net operating loss carryover	$ 1,435

Note 4 - Related party transactions:

As of June 30, 2001, the Company is obligated to an officer/shareholder on a non-interest bearing promissory note due October 30, 2001, with a balance of $14,296.

Note 5 - Commitments:

The Company's principal place of business and corporate offices occupy approximately 300 square feet of shared office space with other businesses. The company leases this space at $250 per month on a month to month lease. Rental expense was $1,000 for the period from inception through June 30, 2001, and $750 for the quarter ended June 30, 2001.

Note 6 - Office and computer equipment:

Office and computer equipment are stated at cost less accumulated depreciation computed principally on the double declining balance method over the estimated useful lives of the assets. Estimated lives of depreciable assets are seven years. Depreciation expense totaled $12 for the quarter ended June 30, 2001, for the six months ended June 30, 2001, and for the period from inception through June 30, 2001.

Note 7 - Uncertainty, going concern:

At June 30, 2001, the Company was not currently engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan (see Note 1 in the December 31, 2000 audited financial statements included in the Company's Form SB-2) and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2. Management's discussion and Analysis or Plan of Operation.

The first year of operations will be a development phase, during which Neutron will be building its website, establishing relationships with various suppliers and service providers, securing equipment and facilities, testing its systems, and formulating marketing and staffing plans for the second year's operational phase.

Neutron's executive officer, Mr. Warman, has the expertise to undertake most of the planning and development for the project. Neutron has no plans to develop additional products, and will not be undertaking any product research during the first twelve months. The minimal research and development costs that Neutron will incur will be as a result of sourcing and acquiring equipment and suppliers. These costs are included in the relevant expenditure categories listed below.

Neutron has no plans to hire staff during the next twelve months. All work requiring outside expertise, such as website design, systems engineering and technical support, will be contracted to outside consultants. This will lessen the pressure for a constant flow of operating capital, and allow Neutron added flexibility in its second year of operation.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUTRON ENTERPRISES, INC.

/s/ Nanuk Warman

Nanuk Warman, President, CEO