Form 10QSB
period 2001-09-30
NEUTRON ENTERPRISES INC
filed 2001-11-19
CIK 1135140

 4:

FORM 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

[X]    Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 2001

[  ]     Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from _____ to _____

Commission file number 333-56516

NEUTRON ENTERPRISES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	98-0338100
(State of Incorporation)	(IRS Identification No.)

#201 - 15225 Thrift Avenue

White Rock, BC

Canada V4B 2K9

(Address of principal executive offices)

(604) 535-3955

(Issuer's telephone number)

#101 2415 Columbia Street

Vancouver, B.C.

Canada V5Y 3E7

(Former Address)

Check whether the issuer:

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days.            [X]    Yes    [  ]    No

As of September 30, 2001, there were 100,000 shares issued and outstanding of the issuer's common stock.

Transitional Small Business Disclosure Format (check one):        [  ]    Yes    [X]    No

Part 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

NEUTRON ENTERPRISES, INC.

Unaudited Financial Statements

September 30, 2001

204:

NEUTRON ENTERPRISES, INC.

(A development stage enterprise)

   Balance Sheet

September 30, 2001

(Unaudited)

ASSETS
Current assets:
Cash	608
Prepaid expenses	1,500
Total current assets	2,108

Office and computer equipment, net
of accumulated depreciation of $24

Total assets	$ 2,340

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 1,078
Note payable, related parties	27,528
Total current liabilities	28,606

Total liabilities	28,606

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 100,000,000 authorized,
100,000 shares issued and outstanding	100
Capital in excess of par value	900
Deficit accumulated during the development stage	(27,266) >
Total stockholders' equity (deficit)	(26,266)
Total liabilities and stockholders' equity	$ 2,340

The accompanying notes are an integral part of these statements

NEUTRON ENTERPRISES, INC.

(A development stage enterprise)

Statements of Loss For The Periods Ended

September 30, 2001

(Unaudited)

	Inception
	December 28, 2000	Nine Months	Quarter
	Through	Ended	Ended
	September 30,	September 30,	September 30,
	2001	2001	2001

Revenues	$	$	$

General and administrative expenses:
Legal and professional fees	25,161	23,726	9,256
Other administrative expenses	2,091	2,091	1,030
nbsp; Total operating expenses	27,252	25,817	10,286
(Loss) from operations	(27,252)	(25,817)	(10,286)

Other income (expense):
Other income	2190:
Interest expense	(14)	(14)	(14)
Total other income (expense)	(14)	(14)	(14)
(Loss) before taxes	(27,266)	(25,831)	(10,300)

Provision (credit) for taxes on income:
Current
Deferred
Total provision (credit) for taxes on income
Net (loss)	(27,266)	$ (25,831)	$ (10,300)

Basic earnings (loss) per common share	$ (0.27)	$ (0.26)	$ (0.10)

Weighted average number of shares outstanding	100,000	100,000	100,000

The accompanying notes are an integral part of these statements.

NEUTRON ENTERPRISES, INC.

(A development stage enterprise)

Statements of Cash Flows For The Periods Ended

September 30, 2001

(Unaudited)

	Inception
	December 28, 2000	Nine months	Quarter
	Through	Ended	Ended
	September 30,	September 30,	September 30,
	2001	2001	2001
Cash flows from operating activities:
> Net (loss)	$ (27,266)	$ (25,831)	$ (10,300)

Adjustments to reconcile net (loss) to cash
provided (used) by development stage activities:
Depreciation	24	24	12
Changes in current assets and liabilities:
Decrease (increase) in prepaid expenses	(1,500)	(1,500)
(Decrease) increase in accounts payable and accrued expenses	1,078	1,078	(2,467)
Net cash flows from operating activities	(27,664)	(26,229)	(12,755)

Cash flows from investing activities:
Purchase of equipment	(256)	(256)	-
Net cash flows froom investing activities	(256)	(256)	-

Cash flows from financing activities:
Proceeds from sale of common stock	1,000	-	-
(Decrease) increase in note payable, related parties	27,528	18,488	13,232
Net cash flows from financing activities	28,528	18,488	13,232

Net increase (decrease) in cash and equivalents	608	(7,997)	477

Cash and equivalents, beginning of period	-	8,605	131
Cash and equivalents, end of period	$ 608	$ 608	$ 608

Supplemental cash flow disclosures:
Cash paid for interest	$ 14	$ 14	$ 14
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these statements

NEUTRON ENTERPRISES, INC.

(A development stage enterprise)

Notes to Unaudited Financial Statements

September 30, 2001

(Unaudited)

The accompanying unaudited interim financial statements include all adjustments which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature.  However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in Neutron Enterprises, Inc.'s Form SB-2 as of the period ended December 31, 2000.   Operating results for the nine months ended September 30, 2001, are not necessarily indicative of the results that can be expected for the year ended December 31, 2001.

Note 1 - Capital stock:

Since its inception, the Company has issued shares of its common stock as follows:

			Price Per
Date	Description	Shares	Share	Amount

12/28/00	Shares issued for cash	100,000	$0.01	$1,000

Note 2 - Cash funds held in trust:

At December 31, 2000, the company did not have a bank account because it had not yet obtained a federal tax identification number.  Therefore, its cash was held in trust by the company's attorney pending the opening of a bank account.  These funds were considered cash equivalents at December 31, 2000.  As of September 30, 2001, the Company had opened a bank account.

Note 2 - Federal income tax:

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

The provision for refundable Federal income tax consists of the following:

Nine Months Ended

September 30, 2001

Refundable Federal income tax attributable to:
Current operations
Less, Limitation due to absence of prior year taxable income	8,800
Net refundable amount	-

NEUTRON ENTERPRISES, INC.

(A development stage enterprise)

Notes to Unaudited Financial Statements

September 30, 2001

(Unaudited)

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company's net deferred tax amounts as of September 30, 2001 are as follows:

September 30, 2001
Deferred tax asset attributable to:
Net operating loss carryover
Less, Valuation allowance
Net deferred tax asset	-

At December 31, 2000, the Company had unused net operating loss carryovers which may be used to offset future taxable income and   which expire as follows:

Expires December 31,	Amount
2020	1,435
Total net operating loss carryover	1,435

Note 4 - Related party transactions:

As of September 30, 2001, the Company is obligated to an officer/shareholder on a non-interest bearing promissory note due October 30, 2001, with a balance of $27,528.

Note 5 - Commitments:

The Company's principal place of business and corporate offices occupy approximately 300 square feet of shared office space with other businesses. The company leases this space at $250 per month on a month to month lease.Rental expense was $1,750 for the period from inception through September 30, 2001, and $750 for the quarter ended September 30, 2001.

Note 6 - Office and computer equipment:

Office and computer equipment are stated at cost less accumulated depreciation computed principally on the double declining balance method over the estimated useful lives of the assets.  Estimated lives of depreciable assets are seven years.  Depreciation expense totaled $12 for the quarter ended September 30, 2001, $24 for the nine months ended September 30, 2001, and $24 for the period from inception through September 30, 2001.

Note 7 - Uncertainty, going concern:

At September 30, 2001, the Company was not currently engaged in a business and had suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan (see Note 1 in the December 31, 2000 audited financial statements included in the Company's Form SB-2) and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The information required by this item is included in Item 1 above.

SIGNATURES

NEUTRON ENTERPRISES, INC.

By: /s/ Nanuk Warman

        Nanuk Warman

        President, Secretary, Director