Form 10QSB
period 2002-03-31
NEUTRON ENTERPRISES INC
filed 2002-05-24
CIK 1135140

FORM 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

[X]    Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 2002

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

As of March 31, 2002, there were 100,000 shares issued and outstanding of the issuer's common stock.

Transitional Small Business Disclosure Format (check one):        [  ]    Yes    [X]    No

Part 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

NEUTRON ENTERPRISES, INC.

Unaudited Financial Statements

March 31, 2002

NEUTRON ENTERPRISES, INC.

(A development stage enterprise)

   Balance Sheet

March 31, 2002

(Unaudited)

ASSETS
Current assets:
Cash	$ 1,301
Prepaid expenses	2,388
Total current assets	3,689

Office and computer equipment, net
of accumulated depreciation of $45	212

Other assets
Website development costs in progress	977
Total other assets	977
Total assets	$ 4,878

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 1,974
Note payable, related parties	45,053
Total current liabilities	47,027

Total liabilities	47,027

Commitments and contingencies	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 100,000,000 authorized,
100,000 shares issued and outstanding	100
Capital in excess of par value	900
Deficit accumulated during the development stage	(43,149)
Total stockholders' equity (deficit)	(42,149)
Total liabilities and stockholders' equity	$ 4,878

The accompanying notes are an integral part of these statements

NEUTRON ENTERPRISES, INC.

(A development stage enterprise)

Statements of Loss For The Periods Ended

March 31, 2002 and 2001

(Unaudited)

	Inception
	December 28, 2000	Quarter	Quarter
	Through	Ended	Ended
	March 31,	March 31,	March 31,
	2002	2002	2001

Revenues	$ -	$ -	$ -

General and administrative expenses	42,957	7,766	7,888
Total operating expenses	42,957	7,766	7,888
(Loss) from operations	(42,957)	(7,766)	(7,888)

Other income (expense):
Other income	-	-	-
Interest expense	(192)	(150)	-
Total other income (expense)	(192)	(150)	-
(Loss) before taxes	(43,149)	(7,916)	(7,888)

Provision (credit) for taxes on income:
Current	-	-	-
Deferred	-	-	-
Total provision (credit) for taxes on income	-	-	-
Net (loss)	$ (43,149)	$ (7,916)	$ (7,888)

Basic earnings (loss) per common share		$ (0.08)	$ (0.08)

Weighted average number of shares outstanding		100,000	100,000

The accompanying notes are an integral part of these statements.

NEUTRON ENTERPRISES, INC.

(A development stage enterprise)

Statements of Cash Flows For The Periods Ended

March 31, 2002 and 2001

(Unaudited)

	Inception
	December 28, 2000	Quarter	Quarter
	Through	Ended	Ended
	March 31,	March 31,	March 31,
	2002	2002	2001
Cash flows from operating activities:
Net (loss)	$ (43,149)	$ (7,916)	$ (7,888)

Adjustments to reconcile net (loss) to cash
provided (used) by development stage activities:
Depreciation	45	8	-
Changes in current assets and liabilities:
Prepaid expenses	(2,388)	3	(1,500)
Accounts payable and accrued expenses	1,974	(512)	3,170
Net cash provided (used) by operating activities	(43,518)	(8,417)	(6,218)

Cash flows from investing activities:
Acquisition in property and equipment	(257)	-	-
Website development cost incurred	(977)	-	-
Net cash provided (used) by investing activities	(1,234)	-	-

Cash flows from financing activities:
Notes and advances from related parties	45,053	2,650	-
Proceeds from sale of common stock	1,000	-	-
Net cash flows from financing activities	46,053	2,650	-

Net increase (decrease) in cash and equivalents	1,301	(5,767)	(6,218)

Cash and equivalents, beginning of period	-	7,068	8,605
Cash and equivalents, end of period	$ 1,301	$ 1,301	$ 2,387

Supplemental cash flow disclosures:
Cash paid for interest	$ 42	$ -	$ -
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these statements

NEUTRON ENTERPRISES, INC.

(A development stage enterprise)

Notes to Unaudited Financial Statements

March 31, 2002

(Unaudited)

The accompanying unaudited interim financial statements include all adjustments which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature.  However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in Neutron Enterprises, Inc.'s Form SB-2 as of the period ended December 31, 2001.  Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that can be expected for the year ended December 31, 2002.

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

The provision for refundable Federal income tax consists of the following:

	Three Months Ended	Three Months Ended

March 31, 2002

March 31, 2001

Refundable Federal income tax attributable to:
Current operations	$ (2,700)	$ (2,700)
Less, Limitation due to absence of prior year taxable income	2,700	2,700
Net refundable amount	-	-

NEUTRON ENTERPRISES, INC.

(A development stage enterprise)

Notes to Unaudited Financial Statements

March 31, 2002

(Unaudited)

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company's net deferred tax amounts as of March 31, 2002 are as follows:

	March 31, 2002	March 31, 2001
Deferred tax asset attributable to:
Net operating loss carryover	$14,700	$3,200
Less, Valuation allowance	(14,700)	(3,200)
Net deferred tax asset	$ -	$ -

At December 31, 2001, the Company had unused net operating loss carryovers which may be used to offset future taxable income and  which expire as follows:

Expires December 31,	Amount
2020 2021	$ 1,435 33,798
Total net operating loss carryover	$ 35,233

Note 4 - Related party transactions:

As of March 31, 2002, the Company is obligated to an officer/shareholder on a demand promissory note bearing 6% interest, with a balance of $10,168, including accrued interest of $168.

The Company's directors have advanced funds from time to time to finance the Company's operations.  The advances are not evidenced by a promissory note, do not currently bear interest, and are due currently.  The Company expects to repay the advances out of proceeds from sales of stock or other loans.  Such advances totaled $34,885 at March 31, 2002.

Note 5 -Commitments:

Prior to October 31, 2001, the Company-s principal place of business and corporate offices occupied office space shared with several other businesses. The Company leased this space at $250 per month on a month-to-month lease.  At October 31, 2001, the Company relocated to other offices under a month-to-month lease for $280 per month.

During 2001, the Company entered into a consulting agreement whereby the consultant is committed to provide expert advice and consultation in matters relating to the heavy equipment sales and service industry. The services will be provided as needed by the Company, no expenses were incurred during the quarter ended March 31, 2002.

Note 6 - Office and computer equipment:

Office and computer equipment are stated at cost less accumulated depreciation computed principally on the double declining balance method over the estimated useful lives of the assets.  Estimated lives of depreciable assets are seven years.  Depreciation expense totaled $8 for the quarter ended March 31, 2001, and $45 for the period from inception through March 31, 2002.

NEUTRON ENTERPRISES, INC.

(A development stage enterprise)

Notes to Unaudited Financial Statements

March 31, 2002

(Unaudited)

Note 7 - Website development costs in progress:

The Company follows Emerging Issues Task Force reached a consensus on Issue No. 00-2, Accounting for Website Development Costs, ("EITF Issue No. 00-2"), which provides that for specific website development costs, the accounting should be based generally on AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.  Under SOP 98-1, development costs are capitalized and amortized to income over the estimated useful life of the website.

The Company has incurred $977 in development costs through March 31, 2002, which have been capitalized; no amortization has been recorded, as the sites are incomplete.  No costs had been incurred prior to December 31, 2000.

Note 8 - Uncertainty, going concern:

As March 31, 2002, the Company was not currently engaged in a business and had suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan (see Note 1 in the December 31, 2000 audited financial statements included in the Company's Form SB-2) and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2.  Plan of Operation

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

All funds required during the next twelve (12) months will be raised through debt or equity financing, by way of loans from members of the Board of Directors and private placements in accordance with Regulation D, Rule 505.  The Company plans on offering debt financing during the first six (6) months following the effective date of this offering.  No sale of stock by way of a private placement will occur until at least six (6) months after the effective date of registration of this offering.  Mr. Warman has entered into a loan agreement with Neutron, which provides for a line of credit for up to $50,000.  Neutron has recently borrowed $10,000 from Mr. Warman to facilitate the web design and operations. In addition, Mr. Warman has advanced approximately $32,000 through December 31, 2001, to finance operations.  There is no promissory note or interest being accrued on this amount.  Mr. Bomke has entered into a loan agreement with Neutron, which provides for a line of credit for up to $50,000.  Mr. Baybutt has entered into a loan agreement with Neutron, which provides for a line of credit for up to $50,000.   Neutron plans on raising the first $150,000 during the first six (6) months, and the final $93,600 in the following six (6) months of the first year of operations.  Mr. Warman, on behalf of Neutron, has not entered into any agreements or made any efforts to solicit private investors.  In the event that Neutron fails to raise the necessary funding, it will reduce the level of development according to cash availability, and, if necessary, extend the development period into the second year allowing extra time to raise capital.

Expenditures

The following chart provides an overview of expenditures by major area of activity, for the twelve (12) month period upon effectiveness of this Registration Statement.

Expenditure Item	Amount
Web Site Development	$75,000
Web Server	25,000
Professional Fees	40,000
Consulting Fees	35,000
Travel & Accommodations	20,000
Advertising and Promotion	20,000
Software	15,000
ISP and Hosting Costs	5,000
Communications	5,000
Rent	3,600
Total	$243,600

Website Development:  Website Development will be the most important part of the operation, and has already begun, but will not be completed for twelve (12) months.  It will be done on a contract basis, and will continue throughout the first year.

Web Server:  Neutron will not need to purchase a web server initially, however, once the contract developer has completed the website, Neutron's services will need to be relocated to a dedicated server for testing.  Neutron expects that it will purchase its own equipment and software sometime towards the end of the first year.

Professional Fees:  This expenditure item covers accounting, auditing and legal costs associated with regular operations and the need to satisfy Security Exchange Commission reporting requirements.

Consulting Fees:  Consulting fees refer to costs associated with retaining outside consultants to advise in matters where industry expertise is required and to provide technical support for the computer system.

Travel & Accommodation:  This item refers to costs associated with the travel necessary to secure product.

Advertising & Promotion:  Advertising and promotion costs encompass a number of items, such as internet banner and click-through advertising, print media advertising, promotional materials and associated meeting costs.  These costs are relatively low at this time because the bulk of advertisement and promotion will take place after the first twelve months, when Neutron will enter into its operational phase.

Software:  The software costs indicated above are for basic operating system and administrative software necessary for the business.

ISP & Hosting Services:  Domain name registration costs, monthly hosting charges, search engine registration fees and high-speed Internet connection costs are all included under this category.

Communications:  Communication costs refer to expenditures on telecommunications, postage and courier charges.  They will occur on an ongoing basis throughout the year.

Rent:  This item refers to office rent at $300.00 per month.

Item 6.  Exhibits

Exhibit No.	Item	Location
3(i)	Articles of Incorporation.	Previously Filed - Form SB-2 on 03/02/01
(ii)	Bylaws.	Previously Filed - Form SB-2 on 03/02/01
5	Opinion re: Legality.	Previously Filed - Form SB-2 on 03/02/01
10.1	Bomke Consulting Agreement	Previously Filed - Form SB-2 on 11/26/01
10.2	Website Development Consulting agreement	Previously Filed - Form SB-2 on 12/27/01
10.3	Lease Agreement	Previously Filed - Form SB-2 on 05/14/01
10.4	Loan Agreement - Nanuk Warman	Previously Filed - Form SB-2 on 12/27/01
10.5	Promissory Note - Nanuk Warman	Previously Filed - Form SB-2 on 12/27/01
10.6	Loan Agreement - Aaron Bomke	Previously Filed - Form SB-2 on 02/01/02
10.7	Loan Agreement -Jason Baybutt	Previously Filed - Form SB-2 on 02/01/02

SIGNATURES

NEUTRON ENTERPRISES, INC.

By: /s/ Nanuk Warman

        Nanuk Warman

        President, Director