Form 10QSB
period 2002-06-30
NEUTRON ENTERPRISES INC
filed 2002-08-19
CIK 1135140

FORM 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

[X]    Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 2002

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

As of June 30, 2002, there were 3,150,000 shares issued and outstanding of the issuer's common stock.

Transitional Small Business Disclosure Format (check one):        [  ]    Yes    [X]    No

Part 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

NEUTRON ENTERPRISES, INC.

(A development stage enterprise)

Balance Sheet

June 30, 2002

(Unaudited)

ASSETS
Current assets:
Cash	$ 29,125
Prepaid expenses	4,937
Total current assets	34,062

Office and computer equipment, net
of accumulated depreciation of $55	201

Other assets
Website development costs in progress	1,303
Total other assets	1,303
Total assets	$ 35,566

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 1,452
Note payable, related parties	40,204
Total current liabilities	41,656

Total liabilities	41,656

Commitments and contingencies	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 100,000,000 authorized,
3,150,000 shares issued and outstanding	3,150
Capital in excess of par value	43,050
Deficit accumulated during the development stage	(52,290)
Total stockholders' equity (deficit)	(6,090)
Total liabilities and stockholders' equity	$ 35,566

The accompanying notes are an integral part of these statements.

NEUTRON ENTERPRISES, INC.

(A development stage enterprise)

Statements of Loss For The Periods Ended

June 30, 2002 and 2001

(Unaudited)

	Inception,
	December 28, 2000
	Through
	June 30,	Six Months Ended June 30,
	2002	2002	2001

Revenues	$ -	$ -	$ -

General and administrative expenses	51,948	16,756	15,531
Total operating expenses	51,948	16,756	15,531
(Loss) from operations	(51,948)	(16,756)	(15,531)

Other income (expense):
Other income	-	-	-
Interest expense	(343)	(301)	-
Total other income (expense)	(343)	(301)	-
(Loss) before taxes	(52,291)	(17,057)	(15,531)

Provision (credit) for taxes on income:
Current	-	-	-
Deferred	-	-	-
Total provision (credit) for taxes on income	-	-	-
Net (loss)	$ (52,291)	$ (17,057)	$ (15,531)

Basic earnings (loss) per common share		$ (0.03)	$ (0.16)

Weighted average number of shares outstanding		502,198	100,000

The accompanying notes are an integral part of these statements

NEUTRON ENTERPRISES, INC.

(A development stage enterprise)

Statements of Loss For The Periods Ended

June 30, 2002 and 2001

(Unaudited)

	Quarter Ended June 30,
	2002	2001

Revenues	$ -	$ -

General and administrative expenses	8,990	7,643
Total operating expenses	8,990	7,643
(Loss) from operations	(8,990)	(7,643)

Other income (expense):
Other income	-	-
Interest expense	(151)	-
Total other income (expense)	(151)	-
(Loss) before taxes	(9,141)	(7,643)

Provision (credit) for taxes on income:
Current	-	-
Deferred	-	-
Total provision (credit) for taxes on income	-	-
Net (loss)	$ (9,141)	$ (7,643)

Basic earnings (loss) per common share	$ (0.01)	$ (0.08)

Weighted average number of shares outstanding	904,396	100,000

The accompanying notes are an integral part of these statements

NEUTRON ENTERPRISES, INC.

(A development stage enterprise)

Statements of Cash Flows For The Periods Ended

June 30, 2002 and 2001

(Unaudited)
	Inception
	December 28, 2000
	Through
	June 30,	Six Months Ended June 30,
	2002	2002	2001
Cash flows from operating activities:
Net (loss)	$ (52,290)	$ (17,057)	$ (15,531)

Adjustments to reconcile net (loss) to cash
provided (used) by development stage activities:
Depreciation	56	19	12
Changes in current assets and liabilities:
Prepaid expenses	(4,937)	(2,546)	(1,500)
Accounts payable and accrued expenses	1,452	(1,034)	3,545
Net cash flows from operating activities	(55,719)	(20,618)	(13,474)

Cash flows from investing activities:
Acquisition of property and equipment	(257)	-	-
Website development costs	(1,303)	(326)	(256)
Net cash flows from investing activities	(1,560)	(326)	(256)

Cash flows from financing activities:
Notes and advances from related parties	40,204	(2,199)	5,256
Proceeds from sale of common stock	46,200	45,200	-
Net cash flows from financing activities	86,404	43,001	5,256

Net increase (decrease) in cash and equivalents	29,125	22,057	(8,474)

Cash and equivalents, beginning of period	-	7,068	8,605
Cash and equivalents, end of period	$ 29,125	$ 29,125	$ 131

Supplemental cash flow disclosures:
Cash paid for interest	$ 42	$ -	$ -
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these statements

NEUTRON ENTERPRISES, INC.

(A development stage enterprise)

Statements of Cash Flows For The Periods Ended

June 30, 2002 and 2001

(Unaudited)

	Quarter Ended June 30,
	2002	2001
Cash flows from operating activities:
Net (loss)	$ (9,141)	$ (7,643)

Adjustments to reconcile net (loss) to cash
provided (used) by development stage activities:
Depreciation	11	12
Changes in current assets and liabilities:
Prepaid expenses	(2,549)	-
Accounts payable and accrued expenses	(522)	375
Net cash flows from operating activities	(12,201)	(7,256)

Cash flows from investing activities:
Acquisition of property and equipment	-	(256)
Website development costs	(326)	-
Net cash flows from investing activities	(326)	(256)

Cash flows from financing activities:
Notes and advances from related parties	(4,849)	5,256
Proceeds from sale of common stock	45,200	-
Net cash flows from financing activities	40,351	5,256

Net increase (decrease) in cash and equivalents	27,824	(2,256)

Cash and equivalents, beginning of period	1,301	2,387
Cash and equivalents, end of period	$ 29,125	$ 131

Supplemental cash flow disclosures:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these statements

NEUTRON ENTERPRISES, INC.

(A development stage enterprise)

Notes to Unaudited Financial Statements

June 30, 2002

(Unaudited)

The accompanying unaudited interim financial statements include all adjustments which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in Neutron Enterprises, Inc.'s Form SB-2 as of the period ended December 31, 2001. Operating results for the six months ended June 30, 2002, are not necessarily indicative of the results that can be expected for the year ended December 31, 2002.

Note 1 - Capital stock:

Since its inception, the Company has issued shares of its common stock as follows:

			Price Per
Date	Description	Shares	Share	Amount
12/28/00	Shares issued for cash	100,000	$0.01	$1,000
05/28/02	Shares issued for cash	2,250,000	$0.01	$22,500
05/29/02	Shares issued for cash	800,000	$0.03	$24,000

Note 2 - Uncertainty, going concern:

As June 30, 2002, the Company was not currently engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan (see Note 1 in the December 31, 2000 audited financial statements included in the Company's Form SB-2) and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

SIGNATURES

NEUTRON ENTERPRISES, INC.

By: /s/ Nanuk Warman

        Nanuk Warman

        President, Director