Form 10QSB
period 2002-09-30
NEUTRON ENTERPRISES INC
filed 2002-11-19
CIK 1135140

FORM 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

[X]    Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 2002

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

As of September 30, 2002, there were 3,150,000 shares issued and outstanding of the issuer's common stock.

Transitional Small Business Disclosure Format (check one):        [  ]    Yes    [X]    No

Part 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

NEUTRON ENTERPRISES, INC.

(A development stage enterprise)

Balance Sheet

September 30, 2002

(Unaudited)

ASSETS
Current assets:
Cash	$21,736
Prepaid expenses	2,372
Total current assets	24,108

Office and computer equipment, net
of accumulated depreciation of $65	191

Other assets
Website development costs in progress	1,303
Total other assets	1,303
Total assets	$25,602

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$15
Note payable, related parties	40,354
Total current liabilities	40,369

Total liabilities	40,369

Commitments and contingencies	--

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 100,000,000 authorized
3,150,000 shares issued and outstanding	3,150
Capital in excess of par value	43,050
Deficit accumulated during the development stage	(60,967)
Total stockholders' equity (deficit)	(14,767)
Total liabilities and stockholders' equity	$25,602

The accompanying notes are an integral part of these statements.

NEUTRON ENTERPRISES, INC.

(A development stage enterprise)

Statements of Loss For The Periods Ended

September 30, 2002 and 2001

(Unaudited)
	Inception, December 28, 2000 Through September 30, 2002	Nine Months Ended September 30
		2002	2001

Revenues	$--	$--	$--

General and administrative expenses	60,475	25,283	25,817
Total operating expenses	60,475	25,283	25,817
(Loss) from operations	(60,475)	(25,283)	(25,817)

Other income (expense):
Other income	--	--	--
Interest expense	(492)	(451)	(14)
Total other income (expense)	(492)	(451)	(14)
(Loss) before taxes)	(60,967)	(25,734)	(25,831)

Provision (credit) for taxes on income)
Current	--	--	--
Deferred	--	--	--
Total provision (credit) for taxes on income	--	--	--
Net (loss)	$(60,967)	$(25,734)	$(25,831)

Basic earnings (loss) per common share		$(0.02)	$(0.26)

Weighted average number of shares outstanding		1,488,504	100,000

The accompanying notes are an integral part of these statements.

NEUTRON ENTERPRISES, INC.

(A development stage enterprise)

Statements of Loss For The Periods Ended

September 30, 2002 and 2001

(Unaudited)

	Quarter Ended September 30
	2002	2001

Revenues	$--	$--

General and administrative expenses	8,527	10,286
Total operating expenses	8,527	10,286
(Loss) from operations	(8,527)	(10,286)

Other income (expense):
Other income	--	--
Interest expense	(150)	(14)
Total other income (expense)	(150)	(14)
(Loss) before taxes	(8,677)	(10,300)

Provision (credit) for taxes on income
Current	--	--
Deferred	--	-
Total provision (credit) for taxes on income	--	--
Net (loss)	$(8,677)	$(10,300)

Basic earning (loss) per common share	$(0.00)	$(0.10)

Weighted average number of shares outstanding	3,150,000	100,000

The accompanying notes are an integral part of these statements.

NEUTRON ENTERPRISES, INC.

(A development stage enterprise)

Statements of Cash Flows For The Periods Ended

September 30, 2002 and 2001

(Unaudited)
	Inception, December 28, 2000 Through September 30, 2002	Nine Months Ended September 30,
		2002	2001
Cash flows from operating activities:
Net (loss)	$(60,967)	$(25,734)	$(25,831)

Adjustments to reconcile net (loss) to cash
provided (used) by development stage activities:
Depreciation	66	29	24
Changes in current assets and liabilities:
Prepaid expenses	(2,372)	19	(1,500)
Accounts payable and accrued expenses	15	(2,471)	1,078
Net cash flows from operating activities	(63,258)	(28,157)	(26,229)

Cash flows from investing activities:
Acquisition of property and equipment	(257)	--	--
Website development costs	(1,303)	(326)	(256)
Net cash flows from investing activities	(1,560)	(326)	(256)

Cash flows from financing activities:
Notes and advances from related parties	40,354	(2,049)	--
Proceeds from sale of common stock	46,200	45,200	18,488
Net cash flows from financing activities	86,554	43,151	18,488

Net increase (decrease) in cash and equivalents	21,736	14,668	(7,997)

Cash and equivalents, beginning of period	--	7,068	8,605
Cash and equivalents, end of period	$21,736	$21,736	$608

Supplemental cash flow disclosures:
Cash paid for interest	$42	$--	$14
Cash paid for income taxes	--	--	--

The accompanying notes are an integral part of these statements.

NEUTRON ENTERPRISES, INC.

(A development stage enterprise)

Statements of Cash Flows For The Periods Ended

September 30, 2002 and 2001

(Unaudited)

	Quarter Ended September 30,
	2002	2001
Cash flows fro operating activities:
Net (loss)	$(8,677)	$(10,300)

Adjustments to reconcile net (loss) to cash
provided (used) by development stage activities:
Depreciation	10	12
Changes in current assets and liabilities:
Prepaid expenses	2,565	--
Accounts payable and accrued expenses	(1,437)	(2,467)
Net cash flows from operating activities	(7,539)	(12,755)

Cash flows from investing activities:
Acquisition of property and equipment	--
Website development costs	--	--
Net cash flows from investing activities	--	--

Cash flows from financing activities:
Notes and advances from related parties	150	--
Proceeds from sale of common stock	--	13,232
Net cash flows from financing activities	150	13,232

Net increase (decrease) in cash and equivalents	(7,389)	477

Cash and equivalents, beginning of period	29,125	131
Cash and equivalents, end of period	$21,736	$608

Supplemental cash flow disclosures:
Cash paid for interest	$--	$14
Cash paid for income taxes	--	--

The accompanying notes are an integral part of these statements.

NEUTRON ENTERPRISES, INC.

(A development stage enterprise)

Notes to Unaudited Financial Statements

September 30, 2002

(Unaudited)

The accompanying unaudited interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in Neutron Enterprises, Inc.'s Form SB-2 as of the period ended December 31, 2001. Operating results for the nine months ended September 30, 2002, are not necessarily indicative of the results that can be expected for the year ended December 31, 2002.

Note 1 - Capital stock:

Since its inception, the Company has issued shares of its common stock as follows:

			Price Per
Date	Description	Shares	Share	Amount
12/28/00	Shares issued for cash	100,000	$0.01	$1,000
05/28/02	Shares issued for cash	2,250,000	$0.01	$22,500
05/29/02	Shares issued for cash	800,000	$0.03	$24,000

Note 2 - Uncertainty, going concern:

As September 30, 2002, the Company was not currently engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan (see Note 1 in the December 31, 2000 audited financial statements included in the Company's Form SB-2) and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2.  Management Discussion and Analysis

Neutron plans to be a heavy equipment marketing company intending to operate exclusively as a web-based business with the address www.bigticketitemsonline.com ("Neutron website" or "website"). The website design is currently underway, and the Company hopes to have it operational within a reasonable time. Neutron has hired a consultant to develop the website and provide additional services to insure the website will be available for potential customers. Completion of the website in the next twelve months is dependent on additional financing.

The Neutron website will be a trading "Exchange" that will offer for sale pre-owned or used transportation and heavy construction equipment. The website will allow for the listing of virtually every type of transportation and heavy construction equipment available. In addition to an extensive listing of equipment for sale, the website will also provide other services that are of interest to the owners and users of heavy equipment

The site will also have many other informative and useful features including: links to trade associations, magazines and newsletters, industry information and news events, and on-line want ads.

Sellers utilizing the listing service will have the option of using one of two different marketing methods. They will be able to either set a fixed price for the item they are selling, or they will be able to have the item sold through the silent auction process. In either case, there are no up-front costs to the buyer or the seller. A basic commission of from 5 to 20 percent will be charged on the sale of each piece of equipment. In all cases, the seller or service provider will be charged the sales commission. The commissions will be paid directly to Neutron out of the proceeds of each sale. Purchasers will be responsible for paying all transportation, insurance and set-up costs unless otherwise arranged, and sellers will be responsible for escrow charges.

Neutron plans to develop and maintain market share by offering customers an efficient and cost-effective method for buying and selling used heavy equipment. By providing a comprehensive service and support package, Neutron believes it can deliver its products quickly, efficiently, and at a lower cost than has been traditionally available.

Neutron has no plans to develop new products or services. All products and services that will be offered for sale are currently available from a variety of sources. Since it is an Internet based sales agency, Neutron also has no need or plans for warehousing, storage or store facilities. All equipment being offered for sale will remain on the seller's property or in the seller's possession, until a sale has been completed. At that time, the item will be shipped directly to the buyer.

To date, Neutron has not entered into any contracts with service providers nor has it contacted anyone regarding future relationships Neutron intends to build its base of service providers on an at-need basis. Since Neutron will be developing its own corporate image and identity, there will be no need to pay licensing, patent, trademark or franchise fees. Because of the nature of the operations, environmental issues are not a significant concern.

As Neutron is newly incorporated, it has just begun research and development. Neutron currently has no employees, and does not plan to hire employees in the next twelve months. Neutron's directors and officers will undertake as much of the planning and development work as they can, without cost to Neutron. Qualified consultants will provide any work that cannot be completed by the directors and officers.

All funds required during the next twelve (12) months will be raised through debt or equity financing, by way of loans from members of the Board of Directors and private placements in accordance with Regulation D, Rule 505 Neutron has borrowed $10,000 from Mr. Warman to facilitate the web design and operations. In addition, Mr. Warman has advanced approximately $32,000 through December 31, 2001, to finance operations. There is no promissory note or interest being accrued on this amount. Mr. Bomke has entered into a loan agreement with Neutron, which provides for a line of credit for up to $50,000. Mr. Baybutt has entered into a loan agreement with Neutron, which provides for a line of credit for up to $50,000. Neutron plans to raise the first $150,000 during the first six (6) months of operation, and the final $93,600 in the following six (6) months of the first year of operations.

Exhibits and Reports on 8-K

Exhibits

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
99.1	Certification of the Chief Executive Officer of the Company pursuant to Sections 906 and 302 of the Sarbanes-Oxley Act of 2002	Included
99.2	Certification of the Chief Financial Officer of the Company pursuant to Sections 906 and 302 of the Sarbanes-Oxley Act of 2002	Included

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of November 2002.

NEUTRON ENTERPRISES, INC.

/s/ Nanuk Warman

By: Nanuk Warman

Its: President and CEO

CERTIFICATION PURSUANT TO SECTIONS 906 AND 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Nanuk Warman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Neutron Enterprises, Inc. for the quarter ended September 30, 2002;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: November 18, 2002

/s/ Nanuk Warman

Nanuk Warman

Chief Executive Officer

CERTIFICATION PURSUANT TO SECTIONS 906 AND 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Jason Baybutt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Neutron Enterprises, Inc. for the quarter ended September 30, 2002;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: November 18, 2002.

/s/ Jason Baybutt

Jason Baybutt

Chief Financial Officer