Form 10KSB
period 2002-12-31
NEUTRON ENTERPRISES INC
filed 2003-04-14
CIK 1135140

SECURIITES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Date of Report: December 31, 2002

NEUTRON ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Nevada	333-56516	98-0338100
(State of other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

#201 – 15225 Thrift Avenue, White Rock, BC, Canada, V4B 2K9
(Address of principal executive offices)

Registrant’s telephone number: (604) 535-3955

(Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended December 31, 2002.

[ ]	Transition report under Section 13 or 15(d) of the securities exchange act of 1934

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act:

Common stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB           [X]

State issuer’s revenues for its most recent fiscal year:      Nil

As of April 3, 2002, the aggregate market value of the voting stock held by non-affiliates, approximately 2,250,000 shares of Common Stock, was approximately $3,375,000 based on an average of the bid and ask prices of approximately $1.50 per share of Common Stock on such date.

The number of shares outstanding of the issuer’s Common stock, $.001 par value, as of April 3, 2002 was 3,150,000 shares.

PART I

Item 1. Description of Business

Business Development

Neutron Enterprises, Inc. ("Neutron") was incorporated on December 28, 2000 in the state of Nevada. Neutron has never declared bankruptcy, they have never been in receivership, and they have never been involved in any legal action or proceedings what so ever. Since becoming incorporated, Neutron has not made any significant purchases or sales of assets, nor has it been involved in any mergers, acquisitions or consolidations.

Business of Issuer

Neutron plans to be a heavy equipment marketing company intending to operate exclusively as a web-based business with the address www.bigticketitemsonline.com ("Neutron website" or "website"). The website is currently underway, and the Company hopes to have it operational within a reasonable time. Neutron has hired a consultant to develop the website and provide additional services to insure the website will be available for potential customers. Completion of the website in the next twelve months is dependent on additional financing.

The Neutron website will be a trading "Exchange" that will offer for sale pre-owned or used transportation and heavy construction equipment. The website will allow for the listing of virtually every type of transportation and heavy construction equipment available. In addition to an extensive listing of equipment for sale, the website will also provide other services that are of interest to the owners and users of heavy equipment

Those services will include: financing through banks and financial houses; third party appraisals that will provide independent valuations of items that are listed for sale; shipping and transportation services to move equipment from sellers to the buyers; and rigging and set-up services to help put the new equipment into service once the purchaser takes possession.

The site will also have many other informative and useful features including: links to trade associations, magazines and newsletters, industry information and news events, and on-line want ads.

Potential buyers and browsers on the www.bigticketitemsonline.com website will have round-the-clock access to inventory that may come from anywhere in the world. Visitors will be able to search through the numerous listings to find the piece of equipment that fits their needs. Neutron's intention is to create a virtual environment that will bring buyers and sellers together, and offer them the professional support and services necessary to successfully complete the sale transaction.

Neutron believes that the nature of the products and services being offered, and the level of knowledge and expertise of its clientele will demand a no-nonsense, practical approach to website design. Visitors to the website will be business people with very precise needs and limited time. In order to ensure a positive shopping experience, Neutron will need to design bigticketitemsonline.com to be informative, intuitive, quick and simple to use.

In addition to displaying each piece of equipment being offered for sale, the Neutron website will provide a full description of the item, along with third party appraisal and inspection reports, and information on shipping options, set-up services and rigging. Insurance and escrow services provided by third parties will also be available on the Neutron website. By using these services both buyers and sellers will have the convenience and confidence of knowing that transactions are safe and secure, and that purchase items and proceeds will be delivered and disbursed promptly as per the terms and conditions of each transaction.

The Neutron website will also include regular feature articles about specific issues of interest to bigticketitemsonline.com clientele. Topics may include financing and taxation news, trade developments, reports on the logging, construction and transportation industries, as well as trends and news in the transportation and airline industries. There will also be links to other websites containing new product development and research findings, as well as access to industry associations and trade organizations.

Finally, the website will include on-line want ads and bulletin boards, where visitors will be able to ask questions, leave messages and communicate with buyers, sellers and colleagues from around the world.

Sellers utilizing the listing service will have the option of using one of two different marketing methods. They will be able to either set a fixed price for the item they are selling, or they will be able to have the item sold through the silent auction process. In either case, there are no up-front costs to the buyer or the seller. A basic commission of from 5 to 20 percent will be charged on the sale of each piece of equipment. Commission on a piece of heavy equipment sold for $5,000 or less will be 20%. As the value of the equipment increases, the commission rate decreases. Items sold for $500,000 or more will carry a sales commission of 5%. The commission structure for sale of services will follow similar principles. A final model for service commissions will be determined after consultation and negotiations with service providers during the second half of this year.

In all cases, the seller or service provider will be charged the sales commission. The commissions will be paid directly to Neutron out of the proceeds of each sale. Purchasers will be responsible for paying all transportation, insurance and set-up costs unless otherwise arranged, and sellers will be responsible for escrow charges. Since many of the buyers and sellers using the Neutron service will be knowledgeable about the market values of the equipment being offered for sale, appraisals will not be mandatory. If, however, an appraisal is ordered it will be paid for by the party requesting the service.

The highly specialized nature of each piece of equipment and the large size present certain problems that are unique to the heavy equipment industry. In many cases, there is no local market for very specialized items, and new equipment dealers are not always willing to take equipment on trade. This can make it difficult for used equipment owners to dispose of their surplus assets, and it also makes it difficult for potential buyers to locate used equipment.

Heavy equipment auctions and sales brokers solve the problem of locating equipment and putting buyers and sellers together, however, both of these options remain very expensive and time consuming, especially for buyers. Moving the equipment is expensive, and there is the added cost of traveling to and from auctions and sales lots to look for suitable equipment. Because of this, many used heavy equipment items simply never make it to the market place.

Neutron plans to develop and maintain market share by offering customers an efficient and cost-effective method for buying and selling used heavy equipment. By providing a comprehensive service and support package, Neutron believes it can deliver its products quickly, efficiently, and at a lower cost than has been traditionally available.

Currently, there are several other companies offering the same type of products and services as Neutron intends to provide. During the next year Neutron has no intention to compete directly with these pre-existing businesses for their customers. These companies are better known and established with well-developed policies, procedures, and systems; experienced staff and management; and, more substantial financial resources than Neutron. Neutron has no special or unique plan to compete for market share against these existing on-line service providers, other than to provide the best possible service and to make the shopping experience as efficient and enjoyable as possible.

Neutron believes that the strong growth in the number of Internet subscribers and the resultant increase in e-commerce provides sufficient opportunity to build market share in this growing marketplace. The marketing plan Neutron has developed and described in this section is based on this factor as well as the traditional principles of providing good customer service and a pleasant shopping experience.

Neutron has no plans to develop new products or services. All products and services that will be offered for sale are currently available from a variety of sources. Since it is an Internet based sales agency, Neutron also has no need or plans for warehousing, storage or store facilities. All equipment being offered for sale will remain on the seller's property or in the seller's possession, until a sale has been completed. At that time, the item will be shipped directly to the buyer. Neutron's clientele will include individual or corporate buyers and sellers, heavy equipment dealers, brokers and auction houses.

All of the services that Neutron plans on providing are currently available from numerous independent contractors and other sources. Making these services available to clients will simply be a matter of listing them on the website. To date, Neutron has not entered into any contracts with service providers nor has it contacted anyone regarding future relationships. Selecting service providers will be a matter of deciding on the most appropriate supplier at the time the services are required. The most significant factors determining the selection of suitable service providers will be geographic location and availability. Neutron intends to build its base of service providers on an at-need basis. Once a service provider has been retained for a specific assignment, that provider's name will be added to our list of contacts for future use. Since we have no indication or assurance of exactly where future equipment sales will take place, we do not believe it is practical to enter into advance service supply contracts.

Since Neutron will be developing its own corporate image and identity, there will be no need to pay licensing, patent, trademark or franchise fees. Because of the nature of the operations, environmental issues are not a significant concern.

As Neutron is newly incorporated, it has just begun research and development. Neutron currently has no employees, and does not plan on hiring employees in the next twelve months. Neutron's directors and officers will undertake as much of the planning and development work as they can, without cost to Neutron. Qualified consultants will provide any work that cannot be completed by the directors and officers.

Reports to Security Holders    Neutron will voluntarily make available an annual report including audited financials on Form 10-K or Form 10-KSB to security holders.

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 2. Description of Property.

Neutron's principal place of business and corporate offices approximately 150 sq. ft. of a 2,500 sq. ft. office at #201 – 15225 Thrift Avenue, White Rock, B.C., Canada, V4B 2K9. This office is used by Nanuk Warman, which is rented from White Rock Office Services, Ltd., an un-affiliated company, at approximately $325.00 ($477.49 CDN) per month on a month-to-month lease. This lease became effective as of October 1, 2001.

Neutron does not do any investments in real estate or have any interests in real estate. Neutron does not invest in real estate mortgages. Neutron does not invest in Securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

Neutron is not a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2002, to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market for Stock.

Neutron common stock listed is traded on the Over-the-Counter-Bulletin-Board (OTCBB) under the symbol NUTE. Over the past 60 days, the stock has traded at a low of $2.50 and a high of $4.50. During that time, there were an estimated 20,000 shares traded.

Holders.

As of December 31, 2002, the company had approximately 38 shareholders of record of its common stock.

Dividends.

As of December 31, 2002, registrant has not paid any dividends to its shareholder. There are no restrictions which would limit the ability of Neutron to pay dividends on common equity or that are likely to do so in the future. Neutron does not intend to pay dividends to its shareholders in the foreseeable future.

Recent Sales of Unregistered Securities

We have not sold securities during the fiscal year ended December 31, 2002, without registering the securities under the Securities Act of 1933.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

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

All funds required during the next twelve (12) months will be raised through debt or equity financing, by way of loans from members of the Board of Directors and private placements in accordance with Regulation D, Rule 505. Neutron plans to raise up to $225,000 during the next twelve (12) months of operation.

At December 31, 2002, the Company had cash of approximately $17,800, compared to $7,000 at December 31, 2001. The increase resulted primarily from the sale of common stock during 2002 of $45,200, reduced by current year operating losses.

The Company does not have any other significant assets.

The Company incurred a net loss of $31,968 for 2002 compared to $33,756 for 2001. No revenue was realized in either year. In both year, the Company’s expenses consisted of legal, audit, and other similar expenses incident to the organization of the Company and implementation of its business plan.

As indicated in Note 2 to the financial statements, although management is currently attempting to implement its business plan and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NEUTRON ENTERPRISES, INC.
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Item 7. Financial Statements

A.

Financial statements

Report of independent certified public accountants

Balance sheet, December 31, 2002

Statements of loss for the years ended
      December 31, 2002 and 2001, and for the periods from
      inception, December 28, 2000 through December 31, 2002

Statements of stockholder’s deficit for the years ended
      December 31, 2002 and 2001, and for the periods from
      inception, December 28, 2000 through December 31, 2002

Statements of cash flows for the years ended
      December 31, 2002 and 2001, and for the periods from
      inception, December 28, 2000 through December 31, 2002

Notes to financial statements

B.	Financial statement schedules

Schedules are omitted because of the absence of the conditions under which they are required, or because the information required by such omitted schedule is contained in the financial statements or the notes thereto.

5 Briardale Court Houston, Texas 77027-2904 (713) 552-9800 FAX (713) 552-9700 www.batemanhouston.com

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders
Neutron Enterprises, Inc.

We have audited the accompanying balance sheet of Neutron Enterprises, Inc. (a Nevada corporation and a development stage enterprise) as of December 31, 2002, and the related statements of loss, stockholders’ deficit, and cash flows for the two years then ended, and for the period from inception, December 28, 2000, through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neutron Enterprises, Inc. (a development stage enterprise) as of December 31, 2002, and the results of its operations and its cash flows for the two years then ended, and from inception, December 28, 2000, through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is not currently engaged in a business and has suffered losses from development stage activities to date, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Houston, Texas
March 27, 2003

Member
INTERNATIONAL ASSOCIATION OF PRACTISING ACCOUNTANTS
Offices in Principal Cities Around The World

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Balance Sheet
December 31, 2002

ASSETS
Current assets:
Cash	$17,859
Prepaid expenses	730

Total current assets	18,589

Property and equipment:
Office and computer equipment, net of
accumulated depreciation of $ 74	183

Other assets:
Website development costs in progress	1,303

Total assets	$20,075

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$1,173

Total current liabilities	1,173

Noncurrent liabilities:
Note payable, related party	40,354

Total liabilities	41,527

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $ .001 par value, 100,000,000 authorized,
3,150,000 shares issued and outstanding	3,150
Capital in excess of par value	43,050
Deficit accumulated during the development stage	(67,652)

Total stockholders' equity (deficit)	(21,452)

Total liabilities and stockholders' equity (deficit)	$20,075

The accompanying notes are an integral part of these statements.

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Statements of Loss For The Periods Ended
December 31, 2002 and 2001

Cumulative, Inception
December 28, 2000
	Through	Years Ended December 31,
	December 31,
	2002	2002	2001

Revenues	$-	$-	$-

General and administrative expenses	67,159	31,968	33,756

Operating (loss)	(67,159)	(31,968)	(33,756)

Other income (expense):
Interest expense	(493)	(451)	(42)

Total other income (expense)	(493)	(451)	(42)

(Loss) before taxes	(67,652)	(32,419)	(33,798)

Provision (credit) for taxes on income:
Current	-	-	-
Deferred	-	-	-

Total provision (credit) for taxes on income	-	-	-

Net (loss)	$(67,652)	$(32,419)	$(33,798)

Basic earnings (loss) per common share		$(0.02)	$(0.34)

Weighted average number of shares outstanding		1,911,096	100,000

The accompanying notes are an integral part of these statements.

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Statements of Stockholders' Deficit For The Period From Inception,
December 28, 2000 through December 31, 2002

				Deficit
				Accumulated
	Common Stock			During the
			Capital in	Development
	Shares	Amount	Excess of	Stage	Total

Inception, December 28, 2000	-	$-	$-	$-	$-
Stock issued for cash	100,000	100	900		1,000
Development stage net (loss)				(1,435)	(1,435)

Balances, December 31, 2000	100,000	100	900	(1,435)	(435)

Development stage net (loss)				(33,798)	(33,798)

Balances, December 31, 2001	100,000	100	900	(35,233)	(34,233)

Stock issued for cash	3,050,000	3,050	42,150		45,200
Development stage net (loss)				(32,419)	(32,419)

Balances, December 31, 2002	3,150,000	$3,150	$43,050	$(67,652)	$(21,452)

The accompanying notes are an integral part of these statements.

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Statements of Cash Flows For The Periods Ended
December 31, 2002 and 2001

Cumulative, Inception
December 28, 2000
	Through	Years Ended December 31,
	December 31,
	2002	2002	2001

Cash flows from operating activities:
Net (loss)	$(67,652)	$(32,419)	$(33,798)
Adjustments to reconcile net (loss) to cash
flows from development stage operations:
Depreciation	74	37	37
Changes in operating assets and liabilities:
Prepaid expenses	(730)	1,661	(2,391)
Accounts payable and accrued expenses	1,173	(1,313)	2,486

Net cash flows from operating activities	(67,135)	(32,034)	(33,666)

Cash flows from investing activities:
Acquisition of property and equipment	(257)	-	(257)
Website development costs incurred	(1,303)	(326)	(977)

Net cash flows from investing activities	(1,560)	(326)	(1,234)

Cash flows from financing activities:
Notes and advances from related parties	40,354	(2,049)	33,363
Proceeds from sale of common stock	46,200	45,200	-

Net cash flows from financing activities	86,554	43,151	33,363

Net cash flows	17,859	10,791	(1,537)

Cash and equivalents:
Beginning	-	7,068	8,605

Ending	$17,859	$17,859	$7,068

Supplemental cash flow disclosures:
Cash paid for interest	$493	$451	$42
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these statements.

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Financial Statements
December 31, 2002 and 2001

Note 1 - Organization and summary of significant accounting policies:
Following is a summary of the Company’s organization and significant accounting policies:

Organization and nature of business – Neutron Enterprises, Inc. (the Company) is a Nevada corporation incorporated on December 28, 2000. It is based in Vancouver, British Columbia, Canada.

The Company’s intent is to become a marketing company that provides a trading exchange for pre-owned transportation and construction equipment. The Company’s internet website is currently under construction and will be the centerpiece of its marketing operation. The website will display each piece of heavy equipment for sale, as well as offer third party appraisals and inspections, transportation insurance, and services for shipping, rigging and escrow. The site will also include links to trade associations, magazines and newsletters, industry information and on-line want ads. Customers will be able to place their orders via the internet in a secured e-commerce connection. The Company expects to market to a global customer base.

To date, the Company’s activities have been limited to its formation and the raising of equity capital. In its current development stage, management anticipates incurring substantial additional losses as it implements its business plan.

Basis of presentation - The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles applicable to development stage enterprises.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and concentrations in products and markets which could affect the financial statements and future operations of the Company.

Cash and cash equivalents - For purposes of the statement of cash flows, the Company considers all cash in banks, money market funds, and certificates of deposit with a maturity of less than three months to be cash equivalents.

Fair value of financial instruments and derivative financial instruments - The Company has adopted Statement of Financial Accounting Standards number 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price or interest rate market risks.

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Financial Statements
December 31, 2002 and 2001

Federal income taxes - Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with Statement of Financial Accounting Standards number 109 Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

Depreciation - Office and computer equipment are stated at cost less accumulated depreciation computed principally using accelerated methods over the estimated useful lives of the assets.

Net income per share of common stock - The Company has adopted FASB Statement Number 128, Earnings per Share, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The Company did not have a complex capital structure requiring the computation of diluted earnings per share.

Note 2 - Uncertainty, going concern:
At December 31, 2002, the Company was not currently engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan (see Note 1 above) and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Commitments:
The Company leases office space under a month-to-month lease for approximately $290 per month. Rent expense was $3,561 (2002) and $2,876 (2001).

The Company is a party to a consulting agreement entered into during 2001, whereby the consultant is committed to provide expert advice and consultation in matters relating to the heavy equipment sales and service industry. The services will be provided as needed by the Company, no expenses were incurred during the years ended December 31, 2002 or 2001.

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Financial Statements
December 31, 2002 and 2001

Note 4 - Capital stock:
Since its inception, the Company has issued shares of its common stock as follows:

			Price Per
Date	Description	Shares	Share	Amount

12/28/00	Shares issued for cash	100,000	$0.01	$1,000
05/28/02	Shares issued for cash	2,250,000	0.01	22,500
05/29/02	Shares issued for cash	800,000	0.03	24,000
	Less, related issuance costs			(1,300)

12/31/02	Cumulative Totals	3,150,000		$46,200

Note 5 - Federal income tax:
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

The provision for refundable Federal income tax consists of the following:

	2002	2001

Refundable Federal income tax attributable to:
Current operations	(11,000)	$(12,000)
Less, Limitation due to absence of prior
year taxable income	11,000	12,000

Net refundable amount	-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company’s net deferred tax amounts as of December 31, 2002 and 2001 are as follows:

	2002	2001
Deferred tax asset attributable to:
Net operating loss carryover	$23,000	$12,000
Less, Valuation allowance
	(23,000)	(12,000)

Net deferred tax asset	-	-

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Financial Statements
December 31, 2002 and 2001

At December 31, 2002, the Company had unused net operating loss carryovers which may be used to offset future taxable income and which expire as follows:

Expires:	Amount

December 31, 2020	$1,435
December 31, 2021	33,798
December 31, 2022	32,419

Total net operating loss carryover	$67,652

Note 6 - Related party transactions:
As of December 31, 2002, the Company is obligated to an officer/shareholder on a non-interest bearing promissory note having a maturity date of September 30, 2004 and a balance of $40,354.28.

Note 7 – Website development costs in progress:
The Company follows Emerging Issues Task Force reached a consensus on Issue No. 00-2, Accounting for Website Development Costs, (“EITF Issue No. 00-2”), which provides that for specific website development costs, the accounting should be based generally on AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Under SOP 98-1, development costs are capitalized and amortized to income over the estimated useful life of the website.

The Company has incurred $1,303 in development costs through December 31, 2002, which have been capitalized; no amortization has been recorded, as the sites are incomplete. No costs had been incurred prior to December 31, 2000.

Note 8 - New accounting pronouncements:

The following recent accounting pronouncements:

·	FASB Statements
	·	Number 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections
	·	Number 146, Accounting for Costs Associated with Exit or Disposal Activities,
	·	Number 147, Acquisitions of Certain Financial Institutions – an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9,
	·	Number 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,

·	and FASB Interpretations

	·	Number 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – and Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34
	·	Number 46, Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51

are not currently expected to have a material effect on the Company’s financial Statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None. Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Nanuk Warman, President and Member of the Board of Directors, age 30. Mr. Warman graduated from the British Columbia Institute of Technology (BCIT), located in Burnaby B.C., in June 1995 with a Diploma of Technology in Financial Management, specializing in Finance. He obtained his Certified Management Accountant (CMA) designation in October 1998 and has been a member in good standing since with the Certified Management Accountants Society of British Columbia.

   Mr. Warman's work experience since BCIT has been as follows:

    1996-1998: KPMG. Worked as a staff accountant, in their Independent Business and Accounting Services department.
    1998 – Present: Self-Employed Consultant. Mr. Warman assists companies in full-cycle accounting, specializing in preparation of financial statements for review and audit by independent accounting firms.

Mr. Warman will be allocating his time to Neutron on a priority basis over his other consulting duties. As of this filing, Mr. Warman has been allocating approximately 15 hours per week to neutron. It is anticipated that upon completion of the private placement financing Mr. Warman will need to allocate 80% of his time to the furtherance of the stated business plan. This will greatly reduce the time spent in his consulting duties. Mr. Warman will not be charging Neutron for his time in the next twelve months.

Aaron Bomke, - Member of the Board of Directors, age 30. Mr. Bomke received his Sales and Marketing Diploma from BCIT in 1998. He served as Territory Manager for Cummins British Columbia from 1998 to 1999, and was responsible for a territory covering North/East of British Columbia, including selling truck engines to dealers and end users. From 1999 to 2001, Mr. Bomke handled sales and rentals for Finning Materials Handling, including product ranges from 3,000lb to 60,000lb forklifts, manlifts, and scissor lifts, with a territory covering all of Alberta and into British Columbia. In October 2001, Mr. Bomke became rental manager for British Columbia and Alberta with Leavitt Machinery.

Jason Baybutt, Chief Financial Officer, Secretary, Treasurer and Member of the Board of Directors, age 31. Mr. Baybutt attended Selkirk College in Castlegar, B.C. and Mount Royal College in Calgary, Alta with an emphasis on Accounting & Management. He is currently enrolled in the Certified Management Accountants Association Fast Track Program.

Mr. Baybutt’s work experience has all been in the accounting & finance areas:

·	2001 – 2002: Catalyst Media Inc. - Controller with responsibility for the Finance and Accounting department.
·	2000 – 2001: I Am Adventurous Travel Corporation - Controller.
·	1999 – 2000: Apex Communications Inc. - Accountant at Head Office.
·	1998 – 1999: Canadian International College Inc. - Accountant.
·	1992 – 1998: Pacific Insight Electronics Corp. - Accounting Manager.

Item 10. Executive Compensation.

Neutron's Executive officers do not currently receive and are not accruing any compensation. Neutron’s Directors are not currently receiving compensation for their services. Mr. Aaron Bomke will receive deferred compensation pursuant to a consulting agreement, payable based on an hourly rate.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following is a table detailing the current shareholders of our stock who own 5% or more of the common stock, and shares owned by our Directors and Officers:

Title of Class	Name and Address of	Amount and Nature of	Percent of Class
	Beneficial Owner	Beneficial Ownership

Common	Nanuk Warman	300,000	9.52%
	201 – 15225 Thrift Ave
	White Rock, BC V4B 2K9

Common	Jason Baybutt	300,000	9.52%
	201 – 15225 Thrift Ave
	White Rock, BC V4B 2K9

Common	Aaron Bomke	300,000	9.52%
	201 – 15225 Thrift Ave
	White Rock, BC V4B 2K9

Item 12. Certain Relationships and Related Transactions.

No persons who may, in the future, be considered a promoter will receive or expect to receive assets, services or other consideration from us. No assets will be or are expected to be acquired from any promoter on behalf of our company. We have not entered into any agreements that require disclosure to our shareholders.

Item 13. Exhibits and Reports on Form 8-K

Exhibits

Exhibit No.	Document	Location

3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously filed
23	Consent of Auditor	Included

Reports on Form 8-K

No reports on Form 8-K have been filed during the last quarter of the year ended December 31, 2002.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUTRON ENTERPRISES, INC.

/s/ Nanuk Warman__________________
Nanuk Warman, President
Dated: April 14th, 2003______________

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Nanuk Warman__________________
Nanuk Warman, President, Director
Dated: April 14th, 2003______________

/s/ Jason Baybutt___________________
Jason Baybutt, Secretary/Treasurer, Director
Dated: April 14th, 2003______________

/s/ Aaron Bomke___________________
Aaron Bomke, Director
Dated: April 14th, 2003______________

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Nanuk Warman, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Neutron Enterprises, Inc. for the year ended December 31, 2002;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant’s other certifying offering officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14th, 2003

/s/ Nanuk Warman__________________
Nanuk Warman
President

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Jason Baybutt, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Neutron Enterprises, In. for the year ended December 31, 2002;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant’s other certifying offering officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14th, 2003

/s/ Jason Baybutt________________
Jason Baybutt
Secretary/Treasurer