Form 10-K/A
period 2002-12-31
NEUTRON ENTERPRISES INC
filed 2003-05-12
CIK 1135140

SECURIITES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

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

   Mr. Warman's work experience since BCIT has been as follows:

   * 1996-1998: KPMG. Worked as a staff accountant, in their Independent Business and Accounting Services department.
   * 1998 – Present: Self-Employed Consultant. Mr. Warman assists companies in full-cycle accounting, specializing in preparation of financial statements for review and audit by independent accounting firms.

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

Date: April 14th, 2003

/s/ Jason Baybutt________________
Jason Baybutt
Secretary/Treasurer

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Neutron Enterprises, Inc., a Nevada corporation (the "Company"), on Form 10-KSB for the year ending December 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Nanuk Warman, President of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Again, the 302 language cover this, but some companies (most NYSE, but less than 50% of OTCBB companies) are adding a second certification as stated above.  It is up to you - can't hurt, but may not be necessary.

/s/ Jason Baybutt

Secretary/Treasurer