Form 10QSB
period 2003-03-31
NEUTRON ENTERPRISES INC
filed 2003-05-20
CIK 1135140

FORM 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

[X]    Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 2003

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

As of March 31, 2003, there were 3,150,000 shares issued and outstanding of the issuer's common stock.

Transitional Small Business Disclosure Format (check one):        [  ]    Yes    [X]    No

Part 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Balance Sheet
March 31, 2003
(Unaudited)
ASSETS
Current assets:
Cash	$ 12,414
Prepaid expenses	609
Total current assets	13,023

Office and computer equipment, net
of accumulated depreciation of $83	173

Other assets
Website development costs in progress	1,303
Total other assets	1,303
Total assets	$ 14,499

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 2,799
Note payable, related parties	40,354
Total current liabilities	43,153

Total liabilities	43,153

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 100,000,000 authorized,
3,150,000 shares issued and outstanding	3,150
Capital in excess of par value	43,050
Deficit accumulated during the development stage	(74,854)
Total stockholders' equity (deficit)	(28,654)
Total liabilities and stockholders' equity	$ 14,499

The accompanying notes are an integral part of these financial statements.

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Statements of Loss For The Periods Ended
March 31, 2002 and 2003
(Unaudited)
	Cumulative, Inception
	December 28, 2000
	Through
	March 31,	Quarter Ended March 31,
	2003	2003	2002

Revenues	$ -	$ -	$ -

General and administrative expenses	74,361	7,202	7,766
Operating (loss)	(74,361)	(7,202)	(7,766)

Other income (expense):
Interest expense	(493)	-	(150)
Total other income (expense)	(493)	-	(150)
(Loss) before taxes	(74,854)	(7,202)	(7,916)

Provision (credit) for taxes on income:
Current	-	-	-
Deferred	-	-	-
Total provision (credit) for taxes on income	-	-	-
Net (loss)	$ (74,854)	$ (7,202)	$ 7,916)

Basic earnings (loss) per common share		$ (0.00)	$ 0.08)

Weighted average number of shares outstanding		3,150,000	100,000

The accompanying notes are an integral part of these financial statements.

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Statements of Cash Flows For The Periods Ended
March 31, 2002 and 2003
(Unaudited)
	Cumulative, Inception
	December 28, 2000
	Through
	March 31,	Quarter Ended March 31,
	2003	2003	2002
Cash flows from operating activities:
Net (loss)	$ (74,854)	$ (7,202)	$ (7,916)
Adjustments to reconcile net (loss) to cash
flows from development stage operations:
Depreciation	84	10	8
Changes in operating assets and liabilities:
Prepaid expenses	(609)	121	3
Accounts payable and accrued expenses	2,799	1,626	(512)
Net cash flows from operating activities	(72,580)	(5,445)	(8,417)

Cash flows from investing activities:
Acquisition of property and equipment	(257)	-	-
Website development costs incurred	(1,303)	-	-
Net cash flows from investing activities	(1,560)	-	-

Cash flows from financing activities:
Notes and advances from related parties	40,354	-	2,650
Proceeds from sale of common stock	46,200	-	-
Net cash flows from financing activities	86,554	-	2,650
Net cash flows	12,414	(5,445)	(5,767)

Cash and equivalents:
Beginning	-	17,859	7,068
Ending	$ 12,414	$ 12,414	$ 1,301

Supplemental cash flow disclosures:
Cash paid for interest	$ 493	$ -	$
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

NEUTRON ENTERPRISES, INC.

(A development stage enterprise)

Notes to Unaudited Financial Statements

March 31, 2003

(Unaudited)

The accompanying unaudited interim financial statements include all adjustments which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in Neutron Enterprises, Inc.'s Form 10-K as of the period ended December 31, 2002. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that can be expected for the year ended December 31, 2003.

Note 1 - Capital stock:

Since its inception, the Company has issued shares of its common stock as follows:

			Price Per
Date	Description	Shares	Share	Amount

12/28/00	Shares issued for cash	100,000	$0.01	$1,000
05/28/02	Shares issued for cash	2,250,000	0.01	22,500
05/29/02	Shares issued for cash	800,000	0.03	24,000
	Less, related issuance costs			(1,300)
03/31/03	Cumulative Totals	3,150,000		$46,200

Note 2 - Uncertainty, going concern:

As March 31, 2003, the Company was not currently engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan (see Note 1 in the December 31, 2002 audited financial statements included in the Company's Form 10-K) and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2.  Management Discussion and Analysis

Some of the statements in this Form 10QSB are "forward-looking statements." These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the factors set forth above under "Risk Factors."

The words "believe," "expect," "anticipate," "intend," "plan," and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update and revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements in this document to reflect any future or developments.

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

All funds required during the next twelve (12) months will be raised through debt or equity financing, by way of private placements in accordance with Regulation D, Rule 505. Neutron has borrowed approximately $40,000 through March 31, 2003 from Mr. Warman to facilitate the web design and operations. There is a promissory note, no interest is being accrued on this amount. Neutron plans to raise the first $150,000 during the first twelve (12) months of operation, and the final $93,600 in the following twelve (12) months of the first year of operations.

The Company has entered into lines of credit with management; however, it appears that the opportunity for drawing on such lines of credit are unlikely. Therefore, the Company must rely on the sale of stock or borrowing from traditional sources, such as banks and private lenders. The terms of such borrowings may be overly burdensome, and Neutron may not be successful in securing any funds. Therefore, the future success of our business is in doubt.

We have no credit facility or other committed sources of capital. We may be unable to establish credit arrangements on satisfactory terms. If capital resources are insufficient to meet our future capital requirements, we may have to raise funds to continue development of our operations. To the extent that additional capital is raised through the sale of equity and/or convertible debt securities, the issuance of such securities could result in dilution to our shareholders and/or increased debt service commitments. If adequate funds are not available, we may be unable to sufficiently develop our operations to become profitable.

Over the past twelve months, we have experienced difficulties in obtaining financing for our business. During this past quarter we have shifted some of our focus to investigating other business opportunities. These opportunities include possible acquisitions or joint venture arrangements in this and other industries. We can provide no assurance that these efforts in exploring possible acquisitions or joint venture arrangements will come to fruition. Additionally, if any new ventures are successfully negotiated, we can provide no assurance that such new venture will have enough financial resources to fully develop the new venture. Although we will continue to explore financing options based upon our existing business plan, our plan of operations for the next 12 months will also include further investigation of forming partnerships with other entities and researching other business opportunities.

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the President (who also effectively serves as our Principal Financial Officer), of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this valuation.

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

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of May 2003.

NEUTRON ENTERPRISES, INC.

/s/ Nanuk Warman

By: Nanuk Warman

Its: President and CEO

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Nanuk Warman, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Neutron Enterprises, Inc. for the year ended March 31, 2003;

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

     4. The registrant's other certifying offering officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/ Nanuk Warman
Nanuk Warman
President

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Jason Baybutt, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Neutron Enterprises, In. for the quarter ended March 31, 2003;

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

     4. The registrant's other certifying offering officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/ Jason Baybutt

Jason Baybutt

Secretary/Treasurer

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Neutron Enterprises, Inc., a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ending March 31, 2003, as filed with the Securities and Exchange Commission (the "Report"), I, Nanuk Warman, President of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Nauk Warman

Nanuk Warman

President

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Neutron Enterprises, Inc., a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ending March 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Jason Baybutt, Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Jason Baybutt

Jason Baybutt

CFO