Form 10QSB
period 2003-06-30
NEUTRON ENTERPRISES INC
filed 2003-08-19
CIK 1135140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003

☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to _____

Commission file number 333-56516

NEUTRON ENTERPRISES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0338100
(State of Incorporation)	(IRS Identification No.)

#201 - 15225 Thrift Avenue
White Rock, BC
Canada V4B 2K9
(Address of principal executive offices)

(604) 535-3955
(Issuer's telephone number)

#101 - 2415 Columbia Street
Vancouver, B.C.
Canada V5Y 3E7
(Former Address)

Check whether the issuer:

(1)	filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)	has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

As of June 30, 2003, there were 31,500,000 shares issued and outstanding of the issuer's common stock.

Transitional Small Business Disclosure Format (check one): ☐ Yes       ☒ No

Part 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Balance Sheet
June 30, 2003
(Unaudited)

ASSETS
Current assets:
Cash	$7,012
Prepaid expenses	269

Total current assets	7,281
Office and computer equipment, net of a ccumulated depreciation of $ 92	164

Other assets
Website development costs in progress	1,303

Total assets	$8,748

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$3,373

Total current liabilities	3,373

Noncurrent liabilities:
Note payable, related party	40,354

Total liabilities	43,727

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $ .001 par value, 100,000,000 authorized,
31,500,000 shares issued and outstanding	31,500
Capital in excess of par value	14,700
Deficit accumulated during the development stage	(81,179)

Total stockholders' equity (deficit)	(34,979)

Total liabilities and stockholders' equity	$8,748

The accompanying notes are an integral part of these financial statements.

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Statements of Loss For The Periods Ended
June 30, 2003 and 2002
(Unaudited)

	Cumulative, Inception
	December 28,
	2000
	Through
	June 30,	Six Months Ended June30,
	2003	2003	2002

Revenues	$-	$-	$-

General and administrative expenses	80,687	13,527	16,756

Operating (loss)	(80,687)	(13,527)	(16,756)

Other income (expense):
Interest expense	(492)	-	(301)

Total other income (expense)	(492)	-	(301)

(Loss) before taxes	(81,179)	(13,527)	(17,057)

Provision (credit) for taxes on income:
Current	-	-	-
Deferred	-	-	-

Total provision (credit) for taxes on income	-	-	-

Net (loss)	$(81,179)	$(13,527)	$(17,057)

Basic earnings (loss) per common share		$(0.00)	$(0.00)

Weighted average number of shares
outstanding		31,500,000	6,516,575

The accompanying notes are an integral part of these financial statements.

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Statements of Loss For The Periods Ended
June 30, 2003 and 2002
(Unaudited)

	Quarter Ended June 30,

	2003	2002

Revenues	$-	$-

General and administrative expenses	6,325	8,990

Operating (loss)	(6,325)	(8,990)

Other income (expense):
Interest expense	-	(151)

Total other income (expense)	-	(151)

(Loss) before taxes	(6,325)	(9,141)

Provision (credit) for taxes on income:
Current	-	-
Deferred	-	-

Total provision (credit) for taxes on income	-	-

Net (l oss)	$(6,325)	$(9,141)

Basic earnings (loss) per common share	$(0.00)	$(0.01)

Weighted average number of shares
outstanding	31,500,000	11,972,527

The accompanying notes are an integral part ofthese financial stat ements.

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Statements of Cash Flows For The Periods Ended
June 30, 2003 and 2002
(Unaudited)

	Cumulative, Inception
	December 28, 2000
	Through
	June 30,	Six Months Ended June 30,
	2003	2003	2002

Cash flows from operating activities:
Net (loss)	$(81,179)	$(13,527)	$(17,057)
Adjustments to reconcile net (loss) to cash
Flows from development stage operations:
Depreciation	93	19	19
Changes in operating assets and liabilities:
Prepaid expenses	(269)	461	(2,546)
Accounts payable and accrued expenses	3,373	2,200	(1,034)

Net cash flows from operating activities	(77,982)	(10,847)	(20,618)

Cash flows from investing activities:
Acquisition of property and equipment	(257)	-	-
Website development costs incurred	(1,303)	-	(326)

Net cash flows from investing activities	(1,560)	-	(326)

Cash flows from financing activities:
Notes and advances from related parties	40,354	-	(2,199)
Proceeds from sale of common stock	46,200	-	45,200

Net cash flows from financing activities	86,554	-	43,001

Net cash flows	7,012	(10,847)	22,057

Cash and equivalents:
Beginning	-	17,859	7,068

Ending	$7,012	$7,012	$29,125

Supplemental cash flow disclosures:
Cash paid for interest	$493	$-	$-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes To Unaudited Financial Statements
June 30, 2003 and 2002
(Unaudited)

The accompanying unaudited interim financial statements include all adjustments which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in Neutron Enterprises, Inc.’s Form 10-K as of the period ended December 31, 2002. Operating results for the six months ended June 30, 2003, are not necessarily indicative of the results that can be expected for the year ended December 31, 2003.

Note 1 - Capital stock:

Effective June 30, 2003, the Company effected a 10 for 1 forward split of its common stock, under which each shareholderof record on June 6, 2003, received 10 new shares of the Corporation’s $0.01 par value stock for every one share outstanding.

Since its inception, the Company has issued shares of its common stock as follows, retroactively adjusted to give effect to the 10 for 1 split:

			Price Per
Date	Description	Shares	Share	Amount

12/28/00	Shares issued for cash	1,000,000	$0.001	$1,000
05/28/02	Shares issued for cash	22,500,000	0.001	22,500
05/29/02	Shares issued for cash	8,000,000	0.003	24,000
	Less, related issuance costs			(1,300)

03/31/03	Cumulative Totals	31,500,000		$46,200

Note 2 - Uncertainty, going concern:

As June 30, 2003, the Company was not currently engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan (see Note 1 in the December 31, 2002 audited financial statements included in the Company’s Form 10-K) and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes To Unaudited Financial Statements
June 30, 2003 and 2002
(Unaudited)

Note 3 – Pending acquisition:

On June 24, 2003, the Company entered into a Letter of Intent with A.I. Solutions, Ltd. (“AIS”), a British Columbia corporation, to acquire all of the issued and outstanding shares of Force Scientific (“Force”) from AIS. Force is a subsidiary of AIS. The consideration will be 10,000,000 Neutron common shares and payment of $1,100,000 to AIS. Of the $1,100,000 payment, $100,000 is payable within 90 days of execution of the Letter of Intent, or September 21, 2003, with the $1,000,000 balance tied to performance milestones.

Force Scientific has recently obtained the worldwide rights to the INTUIION ™ technology and software platform for the fuel cell industry. The technology is simulation and 3-D visualization technology that utilizes embedded artificial intelligence to attempt to deliver optimized solutions. The software is intended to be used by Force for designing, analyzing, and comparing different power plant configurations and design specifications for existing fuel cell technologies. AIS operates a website at http://www.aisolutionsonline.com; the developer of INTUITION, Eyekon Technologies, Inc., operates a website at http://www.eyekontech.com.

The Letter of Intent is conditioned on the completion of an audit of Force’s financial statements within 60 days of execution, among other things.

At August 18, 2003, the agreement was still pending.

Item 2. Plan of Operation

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

All funds required during the next twelve (12) months will be raised through debt or equity financing, by way of private placements in accordance with Regulation D, Rule 505. Since inception, Mr. Warman has advanced approximately $40,000 to finance operations. There is no interest being accrued on this amount. Neutron hopes to raise up to $225,000 during the next twelve (12) months of operation.

Neutron has entered into lines of credit with management; however, it appears that the opportunity for drawing on such lines of credit are unlikely. Therefore, the Company must rely on the sale of stock or borrowing from traditional sources, such as banks and private lenders. The terms of such borrowings may be overly burdensome, and Neutron may not be successful in securing any funds. Therefore, the future success of our business is in doubt.

We have no credit facility or other committed sources of capital. We may be unable to establish credit arrangements on satisfactory terms. If capital resources are insufficient to meet our future capital requirements, we may have to raise funds to continue development of our operations. To the extent that additional capital is raised through the sale of equity and/or convertible debt securities, the issuance of such securities could result in dilution to our shareholders and/or increased debt service commitments. To date, Neutron has not sold any stock or borrowed funds from any bank or private lenders other than its President, and it is unsure if it will be able to raise funds through such traditional sources. If adequate funds are not available, we may be unable to sufficiently develop our operations to become profitable.

At June 30, 2003, the Company had cash of approximately $7,000 compared to $29,100 at June 30, 2002. The Company does not have any other significant assets.

The Company incurred a net loss of $13,527 for the first six months ended June 30, 2003 compared to $17,057 for the first six months 2002. No revenue was realized in either year. In both years, the Company’s expenses consisted of legal, audit, and other similar expenses incident to the organization of the Company and implementation of its business plan.

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

Neutron entered into a letter of intent with A.I. Solutions Ltd. (“AIS”), on June 24, 2003, to purchase its 100% ownership of Force Scientific Ltd. (“Force Scientific”). Neutron agreed to purchase all of the issued and outstanding shares of Force Scientific from AIS in consideration of an aggregate of 10,000,000 Neutron Common Shares and $1,100,000 payable to AIS. Of the $1,100,000 cash consideration, $100,000 will be payable in 90 days of the execution of this letter of intent with the $1,000,000 balance tied to performance milestones. Payment of the shares, the $100,000 deposit, and signing of a formal agreement is contingent on due diligence by Neutron and AIS, which is still ongoing. No formal agreement has been memorialized as of the date of this filing.

Force Scientific is presently developing an application utilizing a highly advanced, first-of-its-kind simulation and 3-D visualization technology, (INTUITION™) that utilizes embedded artificial intelligence to deliver optimized solutions. The new software will enable a fuel cell developer to completely emulate their most advanced fuel cell design through a computerized application. The technology will simulate, in previously un-achievable fidelity, the operation specifics and resulting process evolution, from the input of fuel and oxygen, to physical and chemical reactions, to the output of electricity.

The technology can be used for designing, analyzing, and comparing different power-plant configurations and design specifications for existing fuel cell technology. The system also uses advanced intelligent technologies to offer solutions to complex design problems, and to improve system efficiencies. Once complete, the software can supply comparative information based on fuel cell designs and, by creating a high-fidelity simulation, provide accurate data on what really happens inside a fuel cell, including:

  Fuel cell stacks and hydrogen and oxygen flows
  Anodic, cathodic, and electrolytic reactions and components of the cell
  Solid and organic electrolytes
  Hydrogen storage materials
  Density and thickness of heat exchanger walls
  Hydrogen separation and cleaning membranes
  Integration of the optimization systems
  Thermodynamic and component materials
  Fuel, feed rates, component performance and other elements

The INTUITION™ software system can also allow engineers to alter many different system configurations within a virtual environment to better understand countless cause and effect relationships. This high fidelity ‘look-ahead’ feature will significantly reduce the costly and time-consuming design-build-test cycle currently used in the industry.

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

Exhibits and Reports on 8-K

Exhibits

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
31.1	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included
31.2	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included
32.1	Certification Pursuant To Section 906 Of The Sarbanes-oxley Act Of 2002 (18 U.S.C. Section 1350)	Included
32.2	Certification Pursuant To Section 906 Of The Sarbanes-oxley Act Of 2002 (18 U.S.C. Section 1350)	Included

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 18 day of August, 2003.

NEUTRON ENTERPRISES, INC.

/s/ Nanuk Warman

By: Nanuk Warman
Its: President and CEO