Form 10QSB
period 2003-09-30
NEUTRON ENTERPRISES INC
filed 2003-10-31
CIK 1135140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003

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

As of September 30, 2003, there were 31,500,000 shares issued and outstanding of the issuer's common stock.

Transitional Small Business Disclosure Format (check one): ☐ Yes       ☒ No

Part 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

NEUTRON ENTERPRISES, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

30 SEPTEMBER 2003

Unaudited

Neutron Enterprises, Inc.	Statement 1
(A Development Stage Company)
Interim Balance Sheet
U.S. Funds
Unaudited

ASSETS	30 September	31 December	30 September
	2003	2002	2002
Current
Cash	$1,223	$17,859	$21,736
Prepaid expenses	646	730	2,372
	1,869	18,589	24,108
Office and Computer Equipment, net of accumulated amortization of
$100 (31 December 2002 - $74; 30 September 2002 - $65)	156	183	191
Website Development Costs in Progress	1,303	1,303	1,303
	$3,328	$20,075	$25,602

LIABILITIES

Current
Accounts payable and accrued liabilities	$7,526	$1,173	$15
Long-Term Note Payable, Related Parties	50,355	40,354	40,354
	57,881	41,527	40,369
Going Concern (Note 2)

SHAREHOLDERS’ DEFICIENCY

Share Capital (Note 1)
Authorized:
100,000,000 common shares with a par value of $0.001
Issued and outstanding:
31,500,000 shares	31,500	3,150	3,150
Capital in Excess of Par Value (Note 1)	14,700	43,050	43,050
Deficit - Statement 2	(100,753)	(67,652)	(60,967)
	(54,553)	(21,452)	(14,767)
	$3,328	$20,075	$25,602

- See Accompanying Notes -

Neutron Enterprises, Inc.	Statement 2
(A Development Stage Company)
Interim Balance Sheet
U.S. Funds
Unaudited

	Cumulative
	from Inception
	28 December
	2000 to	Nine Months Ended		Three Months Ended
	30 September	30 September		30 September
	2003	2003	2002	2003	2002
General and Administrative
Expenses	$100,170	$33,011	$25,283	$19,484	$8,527
Loss from Operations	(100,170)	(33,011)	(25,283)	(19,484)	(8,527)
Other Expense
Interest expense	(583)	(90)	(451)	(90)	(150)
Net Loss	$(100,753)	$(33,101)	$(25,734)	$(19,574)	$(8,677)

Basic Loss Per Share		$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of
Shares Outstanding		31,500,000	14,885,040	31,500,000	31,500,000

- See Accompanying Notes -

Neutron Enterprises, Inc.	Statement 3
(A Development Stage Company)
Interim Balance Sheet
U.S. Funds
Unaudited

	Cumulative
	from Inception
	28 December
	2000 to	Nine Months Ended		Three Months Ended
	30 September	30 September		30 September
Cash Resources Provided By (Used In)	2003	2003	2002	2003	2002
Operating Activities
Net loss	$(100,753)	$(33,101)	$(25,734)	$(19,574)	$(8,677)
Adjustments to reconcile net loss to
cash
Amortization	100	27	29	8	10
Changes in current assets and
liabilities
Prepaid expenses	(646)	84	19	(377)	2,565
Accounts payable and accrued
expenses	7,526	6,353	(2,471)	4,153	(1,437)
	(93,773)	(26,637)	(28,157)	(15,790)	(7,539)

Investing Activities
Acquisition of property and
equipment	(256)	-	-	-	-
Website development costs	(1,303)	-	(326)	-	-
	(1,559)	-	(326)	-	-

Financing Activities
Notes and advances from related
parties	50,355	10,001	(2,049)	10,001	150
Proceeds from sale of common
stock	46,200	-	45,200	-	-
	96,555	10,001	43,151	10,001	150

Net Increase (Decrease) in Cash and
Equivalents	1,223	(16,636)	14,668	(5,789)	(7,389)
Cash and equivalents - Beginning of
period	-	17,859	7,068	7,012	29,125
Cash and Equivalents - End of
Period	$1,223	$1,223	$21,736	$1,223	$21,736

Supplemental Cash Flow
Disclosures:
Cash paid for interest	$583	$90	$-	$90	$-
Cash paid for income taxes	$-	$-	$-	$-	$-

- See Accompanying Notes -

Neutron Enterprises, Inc.
(A Development Stage Company)
Notes to Interim Financial Statements
30 September 2003
U.S. Funds
Unaudited

The accompanying unaudited interim financial statements include all adjustments which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in Neutron Enterprises, Inc.’s Form 10-K as of the period ended 31 December 2002. Operating results for the nine months ended 30 September 2003, are not necessarily indicative of the results that can be expected for the year ended 31 December 2003.

1.

Capital Stock

Effective 30 June 2003, the Company effected a 10 for 1 forward split of its common stock, under which each shareholder of record on 6 June 2003, received 10 new shares of the Corporation’s $0.01 par value stock for every one share outstanding.

Since its inception, the Company has issued shares of its common stock as follows, retroactively adjusted to give effect to the 10 for 1 split:

			Price Per
Description	Date	Shares	Share	Amount
Shares issued for cash	December 28, 2000	1,000,000	$0.001	$1,000
Shares issued for cash	May 28, 2002	22,500,000	0.001	22,500
Shares issued for cash	May 29, 2002	8,000,000	0.003	24,000
Less: Related issuance costs				(1,300)
Cumulative Totals		31,500,000		$46,200

2.

Uncertainty, Going Concern

As at 30 September 2003, the Company was not currently engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan (see Note 1 in the 31 December 2002 audited financial statements included in the Company’s Form 10-K) and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Neutron Enterprises, Inc.
(A Development Stage Company)
Notes to Interim Financial Statements
30 September 2003
U.S. Funds
Unaudited

3.

Pending Acquisition

On 24 June 2003, the Company entered into a Letter of Intent with A.I. Solutions, Ltd. (“AIS”), a British Columbia corporation, to acquire all of the issued and outstanding shares of Force Scientific (“Force”) from AIS. Force is a subsidiary of AIS. The consideration was to be 10,000,000 Neutron common shares and payment of $1,100,000 to AIS. Of the $1,100,000 payment, $100,000 was payable within 90 days of execution of the Letter of Intent, or 21 September 2003, with the $1,000,000 balance tied to performance milestones.

During the period, the agreement was cancelled. Neutron has terminated all negotiations towards this potential acquisition.

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

All funds required during the next twelve (12) months will be raised through debt or equity financing, by way of private placements in accordance with Regulation D, Rule 505. Since inception, Mr. Warman has advanced approximately $51,000 to finance operations. There is no interest being accrued on this amount. Neutron hopes to raise up to $225,000 during the next twelve (12) months of operation.

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

At September 30, 2003, the Company had cash of approximately $1,200 compared to $21,736 at September 30, 2002. The Company does not have any other significant assets.

The Company incurred a net loss of $33,101 for the first nine months ended September 30, 2003 compared to $25,734 for the first nine months 2002. No revenue was realized in either year. In both years, the Company's expenses consisted of legal, audit, and other similar expenses incident to the organization of the Company and implementation of its business plan.

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

Neutron entered into a letter of intent with A.I. Solutions Ltd. ("AIS"), on June 24, 2003, to purchase its 100% ownership of Force Scientific Ltd. ("Force Scientific"). Neutron agreed to purchase all of the issued and outstanding shares of Force Scientific from AIS in consideration of an aggregate of 10,000,000 Neutron Common Shares and $1,100,000 payable to AIS. Of the $1,100,000 cash consideration, $100,000 would have been payable in 90 days of the execution of the letter of intent with the $1,000,000 balance tied to performance milestones. Payment of the shares, the $100,000 deposit, and signing of a formal agreement was contingent on due diligence by Neutron and AIS.

As of October 2, 2003, Neutron had terminated their letter of intent with AIS, to acquire all of the outstanding shares of Force Scientific. Neutron has terminated all negotiations to toward any potential acquisition.

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

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30 day of October, 2003.

NEUTRON ENTERPRISES, INC.

/s/ Nanuk Warman

By: Nanuk Warman
Its: President and CEO