Form 10KSB
period 2003-12-31
NEUTRON ENTERPRISES INC
filed 2004-05-14
CIK 1135140

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Date of Report: December 31, 2003

NEUTRON ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Nevada	333-56516	98-0338100
(State of other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

1801 Century Park East, Suite 2500, Los Angeles, CA 90067

(Address of principal executive offices)

Registrant's telephone number: (310) 553-9009

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended December 31, 2003.

[ ] Transition report under Section 13 or 15(d) of the securities exchange act of 1934

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act:

Common stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year: Nil

As of May 10, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates, approximately 31,500,000 shares of Common Stock, was approximately $50,715,000 based on the closing bid price, or approximately $1.61 per share of Common Stock, on such date.

The number of shares outstanding of the issuer's Common Stock, $0.001 par value, as of May 10, 2004 was 31,500,000 shares.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I

Item 1. Description of Business

Business Development

Neutron Enterprises, Inc. ("Neutron" or the "Company") was incorporated on December 28, 2000, in the state of Nevada. Neutron has never declared bankruptcy, they have never been in receivership, and they have never been the subject of any civil legal action or proceeding.

Business of Issuer

Neutron originally intended to operate as an online web based heavy equipment marketing company under the url address www.bigticketitemsonline.com. The business plan was unsuccessful due to the competitive nature of the industry and a commercial downturn in use of the internet for purchase of costly heavy equipment.

In February 2004 the Company changed direction to pursue investments and acquisitions in life sciences and nanotechnology. Such investments will be completely dependent on the Company's ability to raise external capital or to utilize its shares as a currency to facilitate such investments. The Company will operate through three core divisions. University Medical Enterprises Inc. will accelerate emerging medical applications and therapeutic molecules with focus in the areas of oncology and cardiology. Nanosphere Technologies Inc. will invest in nano technologies and materials companies in the life sciences, fibre optic, semiconductor, energy, chemical and defense industries. Life Sciences Private Equity Inc. seeks to invest in and acquire established product and service health care businesses generating positive free cash flow from operations.

Any purchase of shares in Neutron should be considered highly speculative and involve a number of financial and business risks. While speculative investments such as Neutron can generate significant gains, such investments can also result in significant losses and in some circumstances total loss. Shareholder value appreciation of the Company's securities will depend upon successful investments being made. To such end, management reserves the fullest possible freedom of action to execute the new business model. There can be no assurance that the Company's investment objectives will be achieved.

Investments and or acquisitions which are planned to be made through Life Science Private Equity Inc. are intended to provide the Company with immediate revenues and profitability. Management will target companies in fragmented industries where competitors can be acquired, and once merged, produce cost savings and theoretically higher margins, if financial, physical plant and human resources can be integrated successfully. The Company intends to pay for such acquisitions through a combination of equity to be raised, vendor note take back and a combination of senior and subordinate debt borrowings if available. Negotiations and acquisitions are often subject to multiple competitive bids, extensive due diligence requirements and long closing cycles. There can be no assurance that any future acquisitions will be successful. The Company's two emerging technology divisions will invest a substantial portion of any assets in securities that do not pay interest or dividends and that are subject to legal or contractual restrictions on resale that may adversely affect the liquidity and marketability of such securities.

Nanospehere Technologies Inc. will pursue seed and early phase investments in nanotechnology companies. A nanometer is one billionth of a meter, or roughly 75,000 times smaller than the width of a human hair. A common definition of nanotechnology is the technology of materials on the nanometer size-scale. At the nanometer size scale materials take on dramatically new electronic, optical, magnetic and interfacial properties. In order to transition from nanoscience to nanotechnology, the novel materials of nanoscience must be combined with other technologies such as life sciences, electronics and optics to enable new applications. A more accurate definition of nanotechnology is 'the technology enabled by the unique characteristics of nanomaterials'.

The Company intends to acquire minority interests in numerous nanotechnology entities that own intellectually property and applications that can be commercialized. There can be no assurance that such intellectual property, materials and applications will be successfully commercialized as the majority of nanotechnology companies are still in their infancy with market acceptance and penetration unproven.

Investments in portfolio companies may take the following forms:

  Equity, equity-related securities (including warrants) and debt with equity features from either private or public issuers.
  Venture capital investments, whether in corporate, partnership or other form, including early stage, development stage or seed entities.
  Intellectual property or patents or research and development in technology or product development that may lead to patents or other marketable technology.
  Debt obligations of all types having varying terms with respect to security or credit support, subordination, purchase price, interest payments and maturity.
  Foreign securities.
  Miscellaneous investments.

Neutron will follow a strict screening process, scrutinizing investment criteria emphasizing technologies and business models with sustainable competitive advantages. Through its directors, officers and advisors, Neutron has the ability to asses the following:

  Technology - Neutron can identify and assess technologies in the nano and medical fields.

  Market Size and potential - Neutron can concentrate on markets where next generation technologies have large market potential.

  Management team - Neutron can seek companies whose management may be enhanced but who posses a world class core. The Company seeks management that can understand complex technologies and can create value to shareholders.

  Business strategy - Portfolio companies must be in a position to take advantage of the dynamics driving the industry segment in which the company operates.

Neutron is capable of providing value add to each portfolio company it invests in. Neutron's growing management and advisory team have extensive contacts in finance, government, technology and fortune 1,000 corporations.

Neutron will help guide portfolio companies towards complimentary opportunities by coupling Neutron's contacts with the portfolio company's technology and applications. As we are helping to define and implement the business strategy, we help ensure that the company is properly capitalized and additional financing occur at the optimal time in the company's evolution. Each portfolio company benefits from Neutron vast network of contracts in the technology and medical field.

Dr. Sagman has accepted an appointment to the Neutron advisory committee. Dr Sagman will be providing strategic counsel on numerous technology in licensing, acquisition and investment opportunities.

Prior to each investment in a portfolio company, Neutron will assess alternative exit strategies for shareholders. Neutron will only invest in companies who demonstrate their interest and ability to pursue a public listing and or who have the standing in their respective sectors to make them attractive candidates for strategic alliances, value-added mergers and acquisitions. All of our investments will be made with a view to the method and timing of anticipated realization of liquidity.

Team Members

Russell J. Hoffman is the Chairman, President and member of the Board of Directors of Neutron. Russell J. Hoffman has more than 20 years of Wall Street and Corporate financial management expertise. Mr. Hoffman has served as a Senior Officer of Seitel, Inc. and was the Senior Oilfield Services/Contract Drilling Analyst and a Managing Director at Bear Stearns and Co., Inc., a NYSE member firm. He held similar positions at Raymond James, Shearson-Lehman Brothers, Inc. and Smith Barney, Harris, Upham, and was a Portfolio Manager/Analyst for Reliance Group Holdings. Mr. Hoffman was named Smart Money Hot Analyst of the Year in 1998 and was recognized as a Top Stock Picker by The Wall Street Journal in 1993, 1994, and 1997 and by Bloomberg in 1994. Mr. Hoffman graduated from the University of South Carolina in 1981.

Paul Denommee- Secretary/Treasurer and member of the Board of Directors of Neutron. Paul Denommee has been in the insurance and mortgage brokerage business for over 25 years, with a special focus on insurance fraud. Mr. Denommee is currently the President of the Mortgage Association for the Province of Quebec, and Vice President for Cimble Canadian Institute of Mortgage Lenders and Brokers, which is comprised of over 5,000 mortgage lenders across Canada. Prior experience includes Andrew Hamilton Insurance, based in Ottawa, Canada, where he was the Senior Analyst for Canadian Fraud Investigation Claims, and had similar responsibilities for The Guarantee Company of North America.

Dr. Sagman is the co-founder and Executive Director of the Canadian Nano Business Alliance, an association dedicated to the promotion of the nanotechnology sector in Canada. The Canadian Nano Business Alliance has a diverse membership, which includes representation of government agencies, academic centers of excellence, industry and the investment community.

Dr. Sagman is cofounder and President of C Sixty Inc, (http://www.csixty.com). At C Sixty, Dr. Sagman recruited some of the world's leading scientists, including the 1996 Nobel Prize awardee and co-discoverer of fullerenes, to advance the development of fullerene-based technology for biomedical applications. To that end, Dr. Sagman has enlisted a comprehensive R&D network, based at leading academic centers, which include Rice University, UCLA, Columbia University, Dartmouth University, the University of Toronto, Erlangen University in Germany, and the University of Taiwan. Dr. Sagman is the Chairman of GRN Health International Inc., a globally based academic research organization dedicated to medical research and development.

Dr. Sagman is currently engaged in the development of strategies for National Nanotechnology Initiative programs in several countries, specializing in the development of paradigms for public and private sector alliances. In addition, Dr. Sagman's efforts are focused on the application of nanotechnology for problems of global scope.

Reports to Security Holders Neutron will voluntarily make available to security holders an annual report including audited financials on Form 10-K or Form 10-KSB.

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

Item 2. Description of Property.

Neutron's principal place of business and corporate offices are located at 1801Century Park East, Suite 2500, Los Angeles, CA 90067.

Neutron does not do any investments in real estate or have any interests in real estate. Neutron does not invest in real estate mortgages. Neutron does not invest in securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

Neutron is not a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2003, to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market for Stock.

Neutron common stock listed is traded on the Over-the-Counter-Bulletin-Board (OTCBB) under the symbol NTRN. During the year 2003, the stock has traded at a low of $0.10 and a high of $3.95. During the 4th quarter of 2003, the stock has traded at a low of $3.00 and a high of $3.25.

Holders.

As of December 31, 2003, the company had 43 shareholders of record of its common stock.

Dividends.

As of December 31, 2003, registrant has not paid any dividends to its shareholder. There are no restrictions which would limit the ability of Neutron to pay dividends on common equity or that are likely to do so in the future. Neutron does not intend to pay dividends to its shareholders in the foreseeable future.

Recent Sales of Unregistered Securities

We have not sold securities during the fiscal year ended December 31, 2003, without registering the securities under the Securities Act of 1933.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Neutron originally intended to operate as an online web based heavy equipment marketing company under the url address www.bigticketitemsonline.com. The business plan was unsuccessful due to the competitive nature of the industry and a commercial downturn in use of the internet for purchase of costly heavy equipment.

In February 2004, the Company changed direction to pursue investments and acquisitions in life sciences and nanotechnology. Such investments will be completely dependent on the Company's ability to raise external capital or to utilize its shares as a currency to facilitate such investments. The Company will operate through three core divisions. University Medical Enterprises Inc., will accelerate emerging medical applications and therapeutic molecules with focus in the areas of oncology and cardiology. Nanosphere Technologies Inc. will invest in nano technologies and materials companies in the life sciences, fibre optic, semiconductor, energy, chemical and defense industries. Life Sciences Private Equity Inc. seeks to invest in and acquire established product and service health care businesses generating positive free cash flow from operations.

The Company has announced several "letters of intent" indicating an interest by Neutron management to pursue acquisitions and initiate due diligence. All letters of intent, except for one, have been cancelled by Neutron. The Company is pursuing several unannounced acquisition prospects at this time and expects to close one or more of these during fiscal 2004. The current prospects are in the Healthcare Industry and Nano Technology Industry. The company is looking to identify companies that are generating net income and cash today with additional products that will contribute to long term growth, life sciences companies that require investment capital to complete the development stage of products and take them through the Food & Drug Administration process, and nanotechnology companies that are developing long term industrial and health care solutions to today's societal and global economic concerns.

The company's investment objective is to achieve long-term capital appreciation by investing in emerging technology companies and by acquiring health care companies that generates positive cash flow and net income from operations.

On March 10th, 2004 Neutron signed a letter of intent to acquire up to a 67% interest in an emerging biopharmaceutical company that has developed topical products for male and female sexual dysfunction, arthritis and post surgical head and neck wound healing, in addition to certain other over the counter applications. Neutron is currently awaiting certain legal patentability and infringement opinions that if favorable, in addition to all other due diligence requirements, would cause Neutron to proceed with this investment, however, there can be no assurance that this transaction will close. The acquisition would be facilitated through a combination of cash and shares, the cash of which Neutron believes will be available to it through private placement with investors currently in discussions.

The target company's lead product is for female sexual arousal disorder, a condition estimated to afflict over 47,000,000 women in the United States, with a potential market exceeding $2,000,000,000 in annual sales. Multiple pharmaceutical and biopharmaceutical companies are endeavoring to bring forth products to treat this condition, and although certain over the counter products exist, to date, no FDA approved product has been launched. Neutron believes that its target company has advantages over competing formulations and shortened time to market approval, however, no assurance can be given that if the transaction closes, that the company would obtain FDA approval.

Neutron will invest and acquire companies with many employees responsible for day to day operations, however, Neutron itself will primarily be operated by its officers and directors, advisors and consultants for the foreseeable future requiring minimal human resource infrastructure as a result. Neutron's directors and officers will undertake as much of the planning, venture capital and acquisition related work as they can without cost to Neutron. Qualified consultants will provide any work that cannot be completed by the directors and officers.

All funds required during the next twelve (12) months will be raised through debt or equity financing, by way of loans from shareholders and/or by private placements in accordance with Regulation D, Rule 505. Neutron plans to raise at least $5 million during the next twelve (12) months of operation.

At December 31, 2003, the Company had cash of $441, compared to $17,859 at December 31, 2002. The decrease resulted primarily from the current year operating losses.

The Company does not have any other significant assets.

The Company incurred a net loss of $55,776 for 2003 compared to $32,419 for 2002. No revenue was realized in either year. In both years, the Company's expenses consisted of legal, audit and other expenses incident to the organization and implementation of its business plan.

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

Item 7. Financial Statements

NEUTRON ENTERPRISES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

(US Dollars)

DECEMBER 31, 2003

INDEPENDENT AUDITORS' REPORT

To the Directors and Shareholders of Neutron Enterprises, Inc.:

We have audited the balance sheet of Neutron Enterprises, Inc. (a development stage company) as at December 31, 2003 and the statements of loss, stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from inception (December 28, 2000) to December 31, 2002 were audited by other auditors who expressed unqualified opinions in their reports pertaining to such periods. Our opinion on the statements of loss, stockholders' equity (deficiency), and cash flows for the period from inception (December 28, 2000) to December 31, 2002, insofar as it relates to amounts for prior periods through December 31, 2002, is based solely on the report of other auditors.

We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and the results of its operations, changes in stockholders' deficiency and cash flows for the periods ended December 31, 2003 and 2002, and cumulative from inception (December 28, 2000) to December 31, 2003 in accordance with United States generally accepted accounting principles.

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
Vancouver, B.C.	STALEY, OKADA & PARTNERS
May 7, 2004	CHARTERED ACCOUNTANTS

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Balance Sheet
December 31, 2003
(US Dollars)

ASSETS
Current assets:
Cash	$441
Prepaid expenses	1,469

Total current assets	1,910

Property and equipment:
Office and computer equipment, net of
accumulated depreciation of $nil	-

Other assets:
Website development costs in progress	-

Total assets	$1,910

LIABILITIES
Current liabilities:
Accounts payable	$8,065
Accrued expenses	17,000
Note payable, related party	54,073

Total current liabilities	79,138

Total liabilities	79,138

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, $ 0.001 par value, 100,000,000 authorized,
31,500,000 shares issued and outstanding	31,500
Capital in excess of par value	14,700
Deficit accumulated during the development stage	(123,428)

Total stockholders' equity (deficiency)	(77,228)

Total liabilities and stockholders' equity (deficiency)	$1,910

The accompanying notes are an integral part of these statements.

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Statements of Loss For The Periods Ended
December 31, 2003 and 2002
(US Dollars)

Cumulative, Inception
December 28, 2000
Through
December 31,		Years Ended December 31,
	2003	2003	2002

Revenues	$ -	$ -	$ -

General and administrative expenses	122,782	55,623	31,968

Operating (loss)	(122,782)	(55,623)	(31,968)

Other income (expense):
Interest expense	(646)	(153)	(451)

Total other income (expense)	(646)	(153)	(451)

(Loss) before taxes	(123,428)	(55,776)	(32,419)

Provision (credit) for taxes on income:
Current	-	-	-
Deferred	-	-	-

Total provision (credit) for taxes on income	-	-	-

Net (loss)	$ (123,428)	$ (55,776)	$ (32,419)

Basic earnings (loss) per common share		$ (0.00)	$ (0.00)

Weighted average number of shares outstanding		31,500,000	19,110,960

The accompanying notes are an integral part of these statements.

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Statements of Stockholders' Deficiency For The Period From Inception,
December 28, 2000 through December 31, 2003
(US Dollars)

				Deficit
				Accumulated
	Common Stock		Capital in	During the
			Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Inception, December 28, 2000	-	$ -	$ -	$ -	$ -
Stock issued for cash	1,000,000	1,000	-	-	1,000
Development stage net (loss)	-	-	-	(1,435)	(1,435)

Balances, December 31, 2000	1,000,000	1,000	-	(1,435)	(435)
Development stage net (loss)	-	-	-	(33,798)	(33,798)

Balances, December 31, 2001	1,000,000	1,000	-	(35,233)	(34,233)

Stock issued for cash	30,500,000	30,500	14,700	-	45,200
Development stage net (loss)	-	-	-	(32,419)	(32,419)
Balances, December 31, 2002	31,500,000	31,500	14,700	(67,652)	(21,452)

Development stage net (loss)	-	-	-	(55,776)	(55,776)

Balances, December 31, 2003	31,500,000	$ 31,500	$ 14,700	$ (123,428)	$ (77,228)

The accompanying notes are an integral part of these statements.

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Statements of Cash Flows For The Periods Ended
December 31, 2003 and 2002
(US Dollars)

	Cumulative, Inception
	December 28, 2000
	Through
	December 31,	Years Ended December 31,
	2003	2003	2002
Cash flows from operating activities:
Net (loss)	$ (123,428)	$ (55,776)	$ (32,419)
Adjustments to reconcile net (loss) to cash
flows from development stage operations:
Depreciation	-	(74)	37
Changes in operating assets and liabilities:
Prepaid expenses	(1,469)	(739)	1,661
Accounts payable	8,065	6,892	(1,313)
Accrued expenses	17,000	17,000	-

Net cash flows from operating activities	(99,832)	(32,697)	(32,034)

Cash flows from investing activities:
Acquisition of property and equipment	-	257	-
Website development costs incurred	-	1,303	(326)

Net cash flows from investing activities	-	1,560	(326)

Cash flows from financing activities:
Notes and advances from related parties	54,073	13,719	(2,049)
Proceeds from sale of common stock	46,200	-	45,200

Net cash flows from financing activities	100,273	13,719	43,151

Net cash flows	441	(17,418)	10,791

Cash and equivalents:
Beginning	-	17,859	7,068

Ending	$ 441	$ 441	$ 17,859

Supplemental cash flow disclosures:
Cash paid for interest	$ 646	$ 153	$ 451
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these statements.

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Financial Statements
December 31, 2003 and 2002
(US Dollars)

Note 1 - Organization and summary of significant accounting policies:

Following is a summary of the Company's organization and significant accounting policies:

Organization and nature of business - Neutron Enterprises, Inc. (the Company) is a Nevada corporation incorporated on December 28, 2000. It was based in Vancouver, British Columbia, Canada until February 2004. In February 2004, the Company moved its office to Los Angeles, California, U.S.A.

The Company was incorporated to conduct an on-line purchasing and selling of pre-owned transportation and construction equipment. Subsequent to year-end, the Company abandoned its original plan and it now intends to become a venture capital and equity buyout firm that seeks to continuously acquire technology and businesses in three distinct areas: emerging medical applications and therapeutic molecules in the areas of oncology and cardiology; nano technologies and materials companies in the life sciences, fibre optic, semiconductor, energy, chemical and defense industries; and established product and service health care businesses with positive free cash flow from operations.

To date, the Company's activities have been limited to its formation and the raising of equity capital. In its current development stage, management anticipates incurring substantial additional losses as it implements its business plan.

Basis of presentation - The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles applicable to development stage enterprises.

Use of estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and concentrations in products and markets which could affect the financial statements and future operations of the Company.

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

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Financial Statements
December 31, 2003 and 2002
(US Dollars)

Note 1 - Organization and summary of significant accounting policies: Continued

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

Note 2 - Uncertainty, going concern:

At December 31, 2003, the Company was not currently engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan (see Note 1 above) and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 - Commitments:

The Company leases office space under a month-to-month lease for approximately $350 per month. Rent expense was $4,204 (2003) and $3,561 (2002). Effective February 29, 2004 the lease agreement was terminated.

The Company is a party to a consulting agreement entered into during 2001, whereby the consultant is committed to provide expert advice and consultation in matters relating to the heavy equipment sales and service industry. The services will be provided as needed by the Company, no expenses were incurred during the years ended December 31, 2003, 2002 or 2001. Management does not anticipate any expenses being incurred under this contract in the future.

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Financial Statements
December 31, 2003 and 2002
(US Dollars)

Note 4 - Capital stock:

Since its inception, the Company has issued shares of its common stock as follows:

Effective 30 June 2003, the Company effected a 10 for 1 forward split of its common stock, under which each shareholder of record on 6 June 2003, received 10 new shares of the Corporation's $0.001 par value stock for every one share outstanding.

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

Note 5 - Federal income tax:

The Company follows Statement of Financial Accounting Standards Number 109 (SFAS 109), Accounting for Income Taxes. Deferred income taxes reflect the net effect of (a) temporary differences between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

Refundable Federal income tax attributable to:	2003	2002
Current operations	$(18,000)	$(11,000)
Net refundable amount	18,000	11,000

Deferred tax asset attributable to: Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company's net deferred tax amounts as of December 31, 2003 and 2002 are as follows:

Deferred tax asset attributable to:	2003	2002
Net operating loss carryover	$41,000	$23,000
Less, Valuation allowance	(41,000)	(23,000)

Net deferred tax asset	$-	$-

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Financial Statements
December 31, 2003 and 2002
(US Dollars)

Note 5 - Federal income tax: Continued

At December 31, 2003, the Company had unused net operating loss carryovers which may be used to offset future taxable income and which expire as follows:

Expiry	Amount
December 31, 2020	$1,435
December 31, 2021	$33,798
December 31, 2022	$32,419
December 31, 2023	$55,776
Total Net Operating Loss Carryover	$123,428

Note 6 - Related party transactions:

As of December 31, 2003, the Company was obligated to a former director and officer, and a shareholder, on a non-interest bearing, unsecured promissory note having a maturity date of September 30, 2004 and a balance of $54,073. Effective February 23, 2004 the promissory note was replaced by another promissory note, which is unsecured, bearing an annual interest rate of 10% and due on demand.

Note 7 - Website development costs in progress:

The Company follows Emerging Issues Task Force which reached a consensus on Issue No. 00-2, Accounting for Website Development Costs , ("EITF Issue No. 00-2"), and provides that for specific website development costs, the accounting should be based generally on AICPA Statement of Position 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Under SOP 98-1, development costs are capitalized and amortized to income over the estimated useful life of the website.

The Company has incurred $1,303 in development costs through December 31, 2002, which have been capitalized. No development costs have been incurred during the year. However, during the current year, the development costs of $1,303 were written off as management does not intend to proceed with the website development.

Note 8 - Subsequent events:

On February 3, 2004, the Company entered into a Letter of Intent to acquire the Harvard Group Inc. The company does not intend to complete this transaction and, accordingly, has terminated all negotiations towards this potential acquisition.

On February 23, 2004, the Company appointed Russell J. Hoffman and Paul Denommee as directors of the Company to focus on venture capital and equity buyout opportunities. Mr. Hoffman was elected Chairman, President and Chief Executive Officer and Mr. Denomee was elected Secretary and Chief Financial Officer. On the same date, the outgoing Chairman and CEO, and the other directors of the Company tendered their resignations.

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Financial Statements
December 31, 2003 and 2002
(US Dollars)

Note 8 - Subsequent events: Continued

On February 23, 2004, the Company entered into an Agreement and Plan of Merger with University Medical Enterprises, Inc., a Nevada corporation that was organized on February 13, 2004. This Agreement and Plan of Merger between the Company and University Medical Enterprises, Inc. was subsequently rescinded. Instead, on March 1, 2004, the Company purchased all of the issued and outstanding shares of University Medical Enterprises, Inc. for nominal consideration. From its inception to March 1, 2004, the only activity in University Medical Enterprises, Inc. was the signing of an Asset Purchase Agreement with NexTherapeutics, Inc.

On February 19, 2004, University Medical Enterprises, Inc. entered into an Asset Purchase Agreement with NextTherapeutics, Inc. ("NexT"), providing for all of the assets of NexT in consideration for shares of common stock of the Company (as the Asset Purchase Agreement indicates that University Medical Enterprises, Inc. would be acquired by (or merged with) the Company prior to closing with NexT). The agreement is subject to due diligence review by both parties, the approval by the Board of Directors of each party and other conditions. Upon completion of its due diligence, the Company decided not to complete this transaction and, accordingly, has terminated all negotiations towards this potential acquisition.

On March 10, 2004, the Company, through its wholly-owned subsidiary, University Medical Enterprises, Inc., entered into a Letter of Intent to acquire up to a sixty-seven percent (67%) interest in a development stage bio-pharmaceutical company. Completion of this transaction is subject to a satisfactory completion of due diligence by the Company on or before April 15, 2004. The due diligence was not completed to date; however, the Company's management reached a verbal agreement with the seller to extend the deadline for completion of the due diligence. The transaction has not yet been completed and there can be no assurance that it will be completed.

On April 26, 2004, the Company organized Nanosphere Technologies Inc. and Life Sciences Private Equity Inc. as Nevada Corporations and wholly-owned subsidiaries of the Company. Both companies are presently inactive.

Note 9 - New accounting pronouncements:

The following recent accounting pronouncements:

FASB Statements
Number 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections
Number 146, Accounting for Costs Associated with Exit or Disposal Activities,
Number 147, Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9,
Number 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123,
Number 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities
Number 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Financial Statements
December 31, 2003 and 2002
(US Dollars)

Note 9 - New accounting pronouncements: Continued
and FASB Interpretations

Number 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - and Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34
Number 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51

did not and/or are not currently expected to have a material effect on the Company's financial statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None. Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

To the best of our knowledge, none of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

To the best of our knowledge, there are no executive officers, directors and shareholders having greater than 10% ownership in the shares of Neutron.

Russell J. Hoffman is the Chairman, President and member of the Board of Directors of Neutron. Mr. Hoffman has more than 20 years of Wall Street and Corporate financial management expertise. Mr. Hoffman has served as a Senior Officer of Seitel, Inc. and was the Senior Oilfield Services/Contract Drilling Analyst and a Managing Director at Bear Stearns and Co., Inc., a NYSE member firm. He held similar positions at Raymond James, Shearson-Lehman Brothers, Inc. and Smith Barney, Harris, Upham, and was a Portfolio Manager/Analyst for Reliance Group Holdings. Mr. Hoffman was named Smart Money Hot Analyst of the Year in 1998 and was recognized as a Top Stock Picker by The Wall Street Journal in 1993, 1994, and 1997 and by Bloomberg in 1994. Mr. Hoffman graduated from the University of South Carolina in 1981.

Paul Denommee- Secretary/Treasurer and member of the Board of Directors of Neutron. Mr. Denommee has been in the insurance and mortgage brokerage business for over 25 years, with a special focus on insurance fraud. Mr. Denommee is currently the President of the Mortgage Association for the Province of Quebec, and Vice President for Cimble Canadian Institute of Mortgage Lenders and Brokers, which is comprised of over 5,000 mortgage lenders across Canada. Prior experience includes Andrew Hamilton Insurance, based in Ottawa, Canada, where he was the Senior Analyst for Canadian Fraud Investigation Claims, and had similar responsibilities for The Guarantee Company of North America.

Item 10. Executive Compensation.

Neutron's Executive officers do not currently receive and are not accruing any compensation. Neutron's Directors are not currently receiving compensation for their services.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following is a table detailing the current shareholders of our stock who own 5% or more of the common stock, and shares owned by our Directors and Officers:
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Nanuk Warman 201 - 15225 Thrift Ave. White Rock, BC V4B 2K9	3,000,000	9.52%

Common	Jason Baybutt 201 - 15225 Thrift Ave. White Rock, BC V4B 2K9	3,000,000	9.52%

Common	Aaron Bomke 201 - 15225 Thrift Ave. White Rock, BC V4B 2K9	3,000,000	9.52%

Item 12. Certain Relationships and Related Transactions.

No persons who may, in the future, be considered a promoter will receive or expect to receive assets, services or other consideration from us. No assets will be or are expected to be acquired from any promoter on behalf of our company. We have not entered into any agreements that require disclosure to our shareholders.

Item 13. Exhibits and Reports on Form 8-K

Exhibits
Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously filed
23	Consent of Auditor	Included
31	Rule 13a-14(a) Certifications	Included
32	Section 1350 Certifications	Included

Reports on Form 8-K

A current report on Form 8-K was filed October 27, 2003 announcing a change in Registrant's certifying accountant. A current report on Form 8-K was filed March 2, 2004 announcing a change in Registrant's certifying accountant, and was subsequently amended on March 22, 2004. A current report on Form 8-K was filed May 10, 2004 clarifying the previous changes in Registrant's certifying accountant.

Item 14. Controls and Procedures; Principal Accountant Fees and Services.

Our management, which includes our President and Treasurer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") within

90 days prior to the filing date of this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

Audit Fees: $27,046. Aggregate fees billed for the last fiscal year for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees: $0.00 Aggregate fees billed for the last fiscal year for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported above. Registrant shall describe the nature of the services comprising the fees disclosed under this category.

Tax Fees: $0.00 Aggregate fees billed for the last fiscal year for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning. Registrants shall describe the nature of the services comprising the fees disclosed under this category.

All Other Fees: $0.00. Aggregate fees billed for the last fiscal year for products and services provided by the principal accountant, other than the services reported above. Registrant shall describe the nature of the services comprising the fees disclosed under this category.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUTRON ENTERPRISES, INC.

/s/ Russell Hoffman

Russell Hoffman, President

Dated: May 14, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Russell Hoffman

Russell Hoffman, President, Director

Dated: May 14, 2004

/s/  Paul Denommee

Paul Denommee , Secretary/Treasurer, Director

Dated: May 13, 2004