Form 10QSB
period 2004-03-31
NEUTRON ENTERPRISES INC
filed 2004-05-19
CIK 1135140

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 2004

[  ]     Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from _____ to _____

Commission file number 333-56516

NEUTRON ENTERPRISES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	98-0338100
(State of Incorporation)	(IRS Identification No.)

1801 Century Park East, Suite 2500

Los Angeles, CA 90067

(Address of principal executive offices)

(310) 553-9009

(Issuer's telephone number)

#201 - 15225 Thrift Avenue

White Rock, BC

Canada V4B 2K9

(Former Address)

Check whether the issuer:

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days.            [X]    Yes    [  ]

As of March 31, 2004, there were 31,500,000 shares issued and outstanding of the issuer's common stock.

Transitional Small Business Disclosure Format (check one):        [  ]    Yes    [X]    No

Part 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

NEUTRON ENTERPRISES, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(US Dollars)

MARCH 31, 2004

UNAUDITED

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Interim Consolidated Balance Sheet
March 31, 2004
Unaudited (US Dollars)

ASSETS
Current assets:
Cash	$17,661
Prepaid expenses	269

Total current assets	17,930

Total assets	$17,930

LIABILITIES
Current liabilities:
Accounts payable	$8,115
Accrued expenses	20,000
Due to related parties	87,543

Total current liabilities	115,658

Total liabilities	115,658

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, $ 0.001 par value, 100,000,000 authorized,
31,500,000 shares issued and outstanding	31,500
Capital in excess of par value	14,700
Deficit accumulated during the development stage	(143,928)

Total stockholders' equity (deficiency)	(97,728)

Total liabilities and stockholders' equity (deficiency)	$17,930

The accompanying notes are an integral part of these statements.

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Interim Consolidated Statements of Loss For The Periods Ended
March 31, 2004 and 2003
Unaudited (US Dollars)

Cumulative, Inception
December 28, 2000
Through
March 31,		Three Months Ended March 31,
	2004	2004	2003

Revenues	$ -	$ -	$ -

General and administrative expenses	142,458	19,676	7,202

Operating (loss)	(142,458)	(19,676)	(7,202)

Other income (expense):
Interest expense	(1,470)	(824)	(-)

Total other income (expense)	(1,470)	(824)	(-)

(Loss) before taxes	(143,928)	(20,500)	(7,202)

Provision (credit) for taxes on income:
Current	-	-	-
Deferred	-	-	-

Total provision (credit) for taxes on income	-	-	-

Net (loss)	$ (143,928)	$ (20,500)	$ (7,202)

Basic earnings (loss) per common share		$ (0.00)	$ (0.00)

Weighted average number of shares outstanding		31,500,000	31,500,000

The accompanying notes are an integral part of these statements.

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Interim Consolidated Statements of Stockholders' Deficiency For The Period From Inception,
December 28, 2000 through March 31, 2004
Unaudited (US Dollars)

				Deficit
				Accumulated
	Common Stock		Capital in	During the
			Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Inception, December 28, 2000	-	$ -	$ -	$ -	$ -
Stock issued for cash	1,000,000	1,000	-	-	1,000
Development stage net (loss)	-	-	-	(1,435)	(1,435)

Balances, December 31, 2000	1,000,000	1,000	-	(1,435)	(435)
Development stage net (loss)	-	-	-	(33,798)	(33,798)

Balances, December 31, 2001	1,000,000	1,000	-	(35,233)	(34,233)

Stock issued for cash	30,500,000	30,500	14,700	-	45,200
Development stage net (loss)	-	-	-	(32,419)	(32,419)
Balances, December 31, 2002	31,500,000	31,500	14,700	(67,652)	(21,452)

Development stage net (loss)	-	-	-	(55,776)	(55,776)
Balances, December 31, 2003	31,500,000	31,500	14,700	(123,428)	(77,228)

Development stage net (loss)	-	-	-	(20,500)	(20,500)

Balances, March 31, 2004	31,500,000	$ 31,500	$ 14,700	$ (143,928)	$ (97,728)

The accompanying notes are an integral part of these statements.

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Interim Consolidated Statements of Cash Flows For The Periods Ended
March 31, 2004 and 2003
Unaudited (US Dollars)

Cumulative, Inception
	December 28, 2000
	Through
	March 31,	Three Months Ended March 31,
	2004	2004	2003

Cash flows from operating activities:
Net (loss)	$ (143,928)	$ (20,500)	$ (7,202)
Adjustments to reconcile net (loss) to cash
flows from development stage operations:
Depreciation	-	-	10
Changes in operating assets and liabilities:
Prepaid expenses	(269)	1,200	121
Accounts payable	8,115	50	1,626
Accrued expenses	20,000	3,000	-

Net cash flows from operating activities	(116,082)	(16,250)	(5,445)

Cash flows from financing activities:
Notes and advances from related parties	87,543	33,470	-
Proceeds from sale of common stock	46,200	-	-

Net cash flows from financing activities	133,743	33,470	-

Net cash flows	17,661	17,220	(5,445)

Cash and equivalents:
Beginning	-	441	17,859

Ending	$ 17,661	$ 17,661	$ 12,414

Supplemental cash flow disclosures:
Cash paid for interest	$ 1,470	$ 824	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these statements.

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Interim Consolidated Financial Statements
March 31, 2004 and 2003
Unaudited (US Dollars)

Note 1 - Basis of Presentation:

The accompanying unaudited interim consolidated financial statements include the accounts of Neutron Enterprises, Inc. and its wholly owned subsidiary, University Medical Enterprises, Inc. ("UMED") from the date of acquisition. UMED was acquired on March 1, 2004, had no assets or liabilities on that date, and is currently inactive. Intercompany transactions and balances are eliminated on consolidation.

The unaudited interim consolidated financial statements include all adjustments which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with United States generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in Neutron Enterprises, Inc.'s Form 10-KSB as of the period ended December 31, 2003. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that can be expected for the year ended December 31, 2004.

Note 2 - Uncertainty, going concern:

At March 31, 2004, the Company was not currently engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan (see Note 1 to the December 31, 2003 audited financial statements included in the Company's Form 10-KSB) and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 - Capital stock:

Since its inception, the Company has issued shares of its common stock as follows:

Effective June 30, 2003, the Company effected a 10 for 1 forward split of its common stock, under which each shareholder of record on June 6, 2003, received 10 new shares of the Corporation's $0.001 par value stock for every one share outstanding.

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

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Interim Consolidated Financial Statements
March 31, 2004 and 2003
Unaudited (US Dollars)

Note 4 - Related party transactions:

As of March 31, 2004, the Company was obligated to a former director and officer on an interest bearing promissory note in the amount of $62,523 due on demand with interest calculated at a rate of 10% per annum (compounded annually). Current period interest expense on this loan was $627 (2003 - $Nil).

As of March 31, 2004, the Company is obligated to a director and officer in the amount of $20.

As of March 31, 2004, the Company is obligated to a shareholder in the amount of $25,000. This loan is unsecured, non-interest bearing and due on demand.

Note 5 - Subsequent events:

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

At March 31, 2004, the Company had cash of $17,661 compared to $12,414 at March 31, 2003. The decrease resulted primarily from the current year operating losses.

The Company does not have any other significant assets.

The Company incurred a net loss of $20,500 for the first quarter 2004 compared to $7,202 for 2003. No revenue was realized in either year. In both years, the Company's expenses consisted of legal, audit and other expenses incident to the organization and implementation of its business plan.

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

Item 3. Controls and Procedures

Within the 90-day period prior to the original filing of this report, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's president and treasurer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the first quarter of fiscal year 2004, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

Exhibits and Reports on 8-K

An 8-K filed March 22, 2004, and 8-K amended, filed March 29, 2004 and an 8-K filed May 10, 2004

Exhibits
Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
31	Rule 13a-14(a) Certifications	Included
32	Section 1350 Certifications	Included

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of May, 2004.

NEUTRON ENTERPRISES, INC.

/s/ Russell Hoffman

By: Russell Hoffman

Its: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Russell Hoffman

Russell Hoffman, President, Director

Dated: May 18, 2004

/s/ Paul Denommee

Paul Denommee , Secretary/Treasurer, Director

Dated: May 18, 2004