Form 10QSB
period 2004-06-30
NEUTRON ENTERPRISES INC
filed 2004-08-23
CIK 1135140

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

As of June 30, 2004, there were 32,580,000 shares issued and outstanding of the issuer's common stock.

Transitional Small Business Disclosure Format (check one):        [  ]    Yes    [X]    No

Part 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

NEUTRON ENTERPRISES, INC.

(A development stage enterprise)

Interim Consolidated Balance Sheet

June 30, 2004

Unaudited

(US Dollars)

ASSETS
Current assets:
Due from former officer	$30,680

Total assets	$30,680

LIABILITIES
Current liabilities:
Bank indebtedness	$54
Accounts payable	40,867
Accrued expenses	3,400
Notes payable, related parties	129,046

Total current liabilities	173,367

Total liabilities	173,367

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, $ 0.001 par value, 100,000,000 authorized,
32,580,000 shares issued and outstanding	32,580
Capital in excess of par value	1,450,020
Deficit accumulated during the development stage	(1,625,287)

Total stockholders' equity (deficiency)	(142,687)

Total liabilities and stockholders' equity (deficiency)	$30,680

The accompanying notes are an integral part of these statements

NEUTRON ENTERPRISES, INC.

(A development stage enterprise)

Interim Consolidated Statements of Loss For The Periods Ended

June 30, 2004 and 2003

Unaudited

(US Dollars)

Cumulative, Inception
December 28, 2000
Through
June 30,	Six Months Ended June 30,
	2004	2004	2003

Revenues	$ -	$ -	$ -

General and administrative expenses	1,622,274	1,499,492	13,527

Operating (loss)	(1,622,274)	(1,499,492)	(13,527)

Other income (expense):
Interest expense	(3,013)	(2,367)	-

Total other income (expense)	(3,013)	(2,367)	-

(Loss) before taxes	(1,625,287)	(1,501,859)	(13,527)

Provision (credit) for taxes on income:
Current	-	-	-
Deferred	-	-	-

Total provision (credit) for taxes on income	-	-	-

Net (loss)	$ (1,625,287)	$ (1,501,859)	$ (13,527)

Basic earnings (loss) per common share		$ (0.05)	$ (0.00)

Weighted average number of shares outstanding		31,637,000	31,500,000

The accompanying notes are an integral part of these statements.

NEUTRON ENTERPRISES, INC.

(A development stage enterprise)

Interim Consolidated Statements of Loss For The Periods Ended

June 30, 2004 and 2003

Unaudited

(US Dollars)

Cumulative, Inception
December 28, 2000
Through
June 30,	Quarter Ended June 30,
	2004	2004	2003

Revenues	$ -	$ -	$ -

General and administrative expenses	1,622,274	1,479,816	6,325

Operating (loss)	(1,622,274)	(1,479,816)	(6,325)

Other income (expense):
Interest expense	(3,013)	(1,543)	-

Total other income (expense)	(3,013)	(1,543)	-

(Loss) before taxes	(1,625,287)	(1,481,359)	(6,325)

Provision (credit) for taxes on income:
Current	-	-	-
Deferred	-	-	-

Total provision (credit) for taxes on income	-	-	-

Net (loss)	$(1,625,287)	$(1,481,359)	$ (6,325)

Basic earnings (loss) per common share		$ (0.05)	$ (0.00)

Weighted average number of shares outstanding		31,773,000	31,500,000

.

The accompanying notes are an integral part of these statements

NEUTRON ENTERPRISES, INC.

(A development stage enterprise)

Interim Consolidated Statements of Stockholders' Deficiency For The Period From Inception,

December 28, 2000 through June 30, 2004

Unaudited

(US Dollars)

Deficit
Accumulated
Common Stock	Capital in	During the
			Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Inception, December 28, 2000	-	$ -	$ -	$ -	$ -
Stock issued for cash	1,000,000	1,000	-	-	1,000
Development stage net (loss)	-	-	-	(1,435)	(1,435)

Balances, December 31, 2000	1,000,000	1,000	-	(1,435)	(435)
Development stage net (loss)	-	-	-	(33,798)	(33,798)

Balances, December 31, 2001	1,000,000	1,000	-	(35,233)	(34,233)

Stock issued for cash	30,500,000	30,500	14,700	-	45,200
Development stage net (loss)	-	-	-	(32,419)	(32,419)
Balances, December 31, 2002	31,500,000	31,500	14,700	(67,652)	(21,452)

Development stage net (loss)	-	-	-	(55,776)	(55,776)
Balances, December 31, 2003	31,500,000	31,500	14,700	(123,428)	(77,228)

Stock issued for services	1,080,000	1,080	1,435,320	-	1,436,400
Development stage net (loss)	-	-	-	(1,501,859)	(1,501,859)

Balances, June 30, 2004	32,580,000	$ 32,580	$1,450,020	$(1,625,287)	$ (142,687)

The accompanying notes are an integral part of these statements.

NEUTRON ENTERPRISES, INC.

(A development stage enterprise)

Interim Consolidated Statements of Cash Flows For The Periods Ended

June 30, 2004 and 2003

Unaudited

(US Dollars)

Cumulative, Inception
December 28, 2000
Through
June 30,	Six Months Ended June 30,
	2004	2004	2003
Cash flows from operating activities:
Net (loss)	$ (1,625,287)	$ (1,501,859)	$ (13,527)
Adjustments to reconcile net (loss) to cash
flows from development stage operations
Add: Items not involving cash
Depreciation	-	-	19
Shares issued for services received	1,436,400	1,436,400	-
Changes in operating assets and liabilities:
Prepaid expenses	-	1,469	461
Accounts payable	40,867	32,802	2,200
Accrued expenses	3,400	(13,600)	-

Net cash flows from operating activities	(144,620)	(44,788)	(10,847)

Cash flows from investing activities:
Acquisition of property and equipment	-	-	-
Website development costs incurred	-	-	-

Net cash flows from investing activities	-	-	-

Cash flows from financing activities:
Notes and advances from related parties	98,366	44,293	-
Proceeds from sale of common stock	46,200	-	-

Net cash flows from financing activities	144,566	44,293	-

Net cash flows	(54)	(495)	(10,847)

Cash and equivalents (bank indebtedness):
Beginning	-	441	17,859

Ending	$ (54)	$ (54)	$ 7,012

Supplemental cash flow disclosures:
Cash paid for interest	$ 3,013	$ 2,367	$ -
Cash paid for income taxes	$ -	$ -	$ -

Supplemental disclosure for non-cash transactions:
Shares issued for services received	$ 1,436,400	$1,436,400	$ -

The accompanying notes are an integral part of these statements.

NEUTRON ENTERPRISES, INC.

(A development stage enterprise)

Notes to Interim Consolidated Financial Statements

June 30, 2004 and 2003

Unaudited

(US Dollars)

Note 1 – Basis of Presentation:

The accompanying unaudited interim consolidated financial statements include the accounts of Neutron Enterprises, Inc. and its wholly owned subsidiaries, University Medical Enterprises, Inc. (“UMED”), Nanosphere Technologies Inc. (“Nanosphere”) and Life Sciences Private Equity Inc. (“Life Sciences”).  UMED was acquired on March 1, 2004, had no assets or liabilities on that date, and is currently inactive.  Nanosphere and Life Sciences were incorporated on April 26, 2004 and are currently inactive.  Intercompany transactions and balances are eliminated on consolidation.

The unaudited interim consolidated financial statements include all adjustments which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature.  However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders’ equity in conformity with United States generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in Neutron Enterprises, Inc.’s Form 10-KSB as of the period ended 31 December 2003.  Operating results for the six months ended 30 June 2004, are not necessarily indicative of the results that can be expected for the year ended 31 December 2004.

Note 2 - Uncertainty, going concern:

At June 30, 2004, the Company was not currently engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan (see Note 1 to the December 31, 2003 audited financial statements included in the Company’s Form 10-KSB) and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions for minimal compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Significant Accounting Policies:

These interim consolidated financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements.  These financial statements should be read in conjunction with the audited financial statements as at 31 December 2003.

NEUTRON ENTERPRISES, INC.

(A development stage enterprise)

Notes to Interim Consolidated  Financial Statements

June 30, 2004 and 2003

Unaudited

(US Dollars)

Note 4 - Capital stock:

Since its inception, the Company has issued shares of its common stock as follows:

On June 8, 2004, the Company issued 1,080,000 common shares of its capital stock in consideration for services received.  The fair value of the services received for purposes of these financial statements was determined using the closing trading price of the Company’s shares on June 8, 2004, being $1.33 per share.  The company is currently seeking to cancel for no consideration 1,060,000 of the common shares issued on June 8, 2004.

Effective 30 June 2003, the Company effected a 10 for 1 forward split of its common stock, under which each shareholder of record on 6 June 2003, received 10 new shares of the Corporation’s $0.001 par value stock for every one share outstanding.

Since its inception, the Company has issued shares of its common stock as follows, retroactively adjusted to give effect to the 10 for 1 split:

			Price Per
Description	Date	Shares	Share	Amount
Shares issued for cash	Dec. 28, 2000	1,000,000	$0.001	$1,000
Shares issued for cash	May 28, 2002	22,500,000	0.001	22,500
Shares issued for cash	May 29, 2002	8,000,000	0.003	24,000
Shares issued for services	June 8, 2004	1,080,000	1.330	1,436,400
Less: Related issuance costs				(1,300)
Cumulative Totals		32,580,000		$1,482,600

Note 5 - Related party transactions:

As of June 30, 2004, the Company was obligated to a former director and officer on an interest bearing promissory note in the amount of $64,066 due on demand with interest calculated at a rate of 10% per annum (compounded annually).  Current period interest expense on this loan was $1,543 (2003 – $Nil).

As of June 30, 2004, the Company has a receivable from a former director/officer in the amount of $30,680.  This loan receivable is non-interest bearing and due on demand.

As of June 30, 2004, the Company is obligated to two shareholders in the amount of $64,980.  These loans are unsecured, non-interest bearing and due on demand.

NEUTRON ENTERPRISES, INC.

(A development stage enterprise)

Notes to Interim Consolidated  Financial Statements

June 30, 2004 and 2003

Unaudited

(US Dollars)

Note 6 – Subsequent events:

On August 17, 2004, Russell J. Hoffman resigned as director and interim President and CEO of the Company.

Effective August 18, 2004, the board of directors has appointed Andrew Gertler as the new CEO of the Company.  Mr. Gertler will further serve as a Director and Chairman of the Board.

On August 19, 2004, the Company announced that it has abandoned its efforts to acquire GlycoBioSciences Inc.

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

In February 2004, the Company changed direction to pursue investments and acquisitions in life sciences and nanotechnology.  Such investments will be completely dependent on the Company’s ability to raise external capital or to utilize its shares as a currency to facilitate such investments.  The Company will operate through three core divisions.  University Medical Enterprises Inc., will accelerate emerging medical applications and therapeutic molecules with focus in the areas of oncology and cardiology. Nanosphere Technologies Inc. will invest in nano technologies and materials companies in the life sciences, fibre optic, semiconductor, energy, chemical and defense industries. Life Sciences Private Equity Inc. seeks to invest in and acquire established product and service health care businesses generating positive free cash flow from operations.

The Company has announced several “letters of intent” indicating an interest by Neutron management to pursue acquisitions and initiate due diligence.  All letters of intent, except for one, have been cancelled by Neutron.  The Company is pursuing several unannounced acquisition prospects at this time and expects to close one or more of these during fiscal 2004.  The current prospects are in the Healthcare Industry and Nano Technology Industry.  The Company is looking to identify companies that are generating net income and cash today with additional products that will contribute to long term growth, life sciences companies that require investment capital to complete the development stage of products and take them through the Food & Drug Administration process, and nanotechnology companies that are developing long term industrial and health care solutions to today’s societal and global economic concerns.

The Company’s investment objective is to achieve long-term capital appreciation by investing in emerging technology companies and by acquiring health care companies that generates positive cash flow and net income from operations.

On March 10th, 2004 Neutron signed a letter of intent to acquire up to a 67% interest in an emerging biopharmaceutical company that has developed topical products for male and female sexual dysfunction, arthritis and post surgical head and neck wound healing, in addition to certain other over the counter applications.

On August 18th, 2004, the Company abandoned its pursuit to acquire the above-mentioned biopharmaceutical company.  After a lengthy investigation, Neutron was not able to confirm to its satisfaction certain legal patentability and infringement issues.

Neutron will invest and acquire companies with many employees responsible for day to day operations, however, Neutron itself will primarily be operated by its officers and directors, advisors and consultants for the foreseeable future requiring minimal human resource infrastructure as a result.  Neutron’s directors and officers will undertake as much of the planning, venture capital and acquisition related work as they can with minimal cost to Neutron.  Qualified consultants will provide any work that cannot be completed by the directors and officers.

All funds required during the next twelve (12) months will be raised through debt or equity financing, by way of loans from shareholders and/or by private placements in accordance with Regulation D, Rule 505.  Neutron plans to raise at least $5 million during the next twelve (12) months of operation.

At June 30, 2004, the Company was in an overdraft position of $54.00 compared to a cash position of $7,012 at June 30, 2003.

The Company does not have any other significant assets.

The Company incurred a net loss of $1,481,359 for the second quarter 2004 compared to $6,325 for 2003.  No revenue was realized in either year.  In both years, the Company’s expenses consisted of legal, audit and other expenses incident to the organization and implementation of its business plan.

As indicated in Note 2 to the financial statements, although management is currently attempting to implement its business plan and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its officers and directors to perform essential functions with minimal compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 3.   Controls and Procedures

As of June 30, 2004, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's president and treasurer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded.  This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness.  During the second quarter of fiscal year 2004, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

PART II     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)

Exhibits

Exhibit No.

Document

Location

3.1

Articles of Incorporation

Previously Filed

3.2

Bylaws

Previously Filed

Rule 13a-14(a) Certifications

Included

Section 1350 Certifications

Included

(b)

Reports on Form 8-K

An 8-K was filed May 10, 2004.

An 8-K was filed August 18, 2004

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of August, 2004.

NEUTRON ENTERPRISES, INC.

/s/ Andrew Gertler

By:  Andrew Gertler

Its:  President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Andrew Gertler

Andrew Gertler, President, Director

Dated: August 20, 2004

/s/ Paul Denommee

Paul Denommee , Secretary/Treasurer, Director

Dated: August 20, 2004