Form 10QSB
period 2004-09-30
NEUTRON ENTERPRISES INC
filed 2004-11-15
CIK 1135140

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

[  ]     Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number 333-56516

NEUTRON ENTERPRISES, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	98-0338100 (I.R.S. Employer Identification No.)

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

            [X]    Yes    [  ]    No

As of September 30, 2004, there were 32,580,000 shares issued and outstanding of the issuer's common stock.

Transitional Small Business Disclosure Format (check one):        [  ]    Yes    [X]    No

Part 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

NEUTRON ENTERPRISES, INC.

(A development stage enterprise)

Interim Consolidated Balance Sheet

September 30, 2004

Unaudited

(US Dollars)

ASSETS
Current assets:
Cash	$87,321
Due from former officer	30,680

Total current assets	118,001

Total assets	$118,001

LIABILITIES
Current liabilities:
Accounts payable	$16,235
Accrued expenses	40,581
Notes payable, related parties	341,503

Total current liabilities	398,319

Total liabilities	398,319

STOCKHOLDERS' DEFICIENCY
Common stock, $ 0.001 par value, 100,000,000 authorized,
32,580,000 shares issued and outstanding	32,580
Capital in excess of par value	1,450,020
Deficit accumulated during the development stage	(1,762,918)

Total stockholders' deficiency	(280,318)

Total liabilities and stockholders' deficiency	$118,001

The accompanying notes are an integral part of these statements.

NEUTRON ENTERPRISES, INC.

(A development stage enterprise)

Interim Consolidated Statements of Loss For The Periods Ended

September 30, 2004 and 2003

Unaudited

(US Dollars)

Cumulative, Inception
December 28, 2000
Through
September 30,		Nine Months Ended Sept. 30,
	2004	2004	2003

Revenues	$ -	$ -	$ -

General and administrative expenses	1,757,468	1,634,686	33,011

Operating loss	(1,757,468)	(1,634,686)	(33,011)

Other expense:
Interest expense	5,450	4,804	90

Total other expense	5,450	4,804	90

Loss before taxes	(1,762,918)	(1,639,490)	(33,101)

Provision for taxes on income:
Current	-	-	-
Deferred	-	-	-

Total provision for taxes on income	-	-	-

Net loss	$ (1,762,918)	$ (1,639,490)	$ (33,101)

Basic loss per common share		$ (0.05)	$ (0.00)

Weighted average number of shares outstanding		31,950,000	31,500,000

The accompanying notes are an integral part of these statements.

NEUTRON ENTERPRISES, INC.

(A development stage enterprise)

Interim Consolidated Statements of Loss For The Periods Ended

September 30, 2004 and 2003

Unaudited

(US Dollars)

Cumulative, Inception
December 28, 2000
Through
September 30,		Quarter Ended September 30,
	2004	2004	2003

Revenues	$ -	$ -	$ -

General and administrative expenses	1,757,468	135,194	19,484

Operating loss	(1,757,468)	(135,194)	(19,484)

Other expense:
Interest expense	5,450	2,437	90

Total other expense	5,450	2,437	90

Loss before taxes	(1,762,918)	(137,631)	(19,574)

Provision for taxes on income:
Current	-	-	-
Deferred	-	-	-

Total provision for taxes on income	-	-	-

Net loss	$ (1,762,918)	$ (137,631)	$ (19,574)

Basic loss per common share		$ (0.00)	$ (0.00)

Weighted average number of shares outstanding		32,580,000	31,500,000

The accompanying notes are an integral part of these statements.

NEUTRON ENTERPRISES, INC.

(A development stage enterprise)

Interim Consolidated Statements of Stockholders' Deficiency For The Period From Inception,

December 28, 2000 through September 30, 2004

Unaudited

(US Dollars)

				Deficit
				Accumulated
	Common Stock		Capital in	During the
			Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Inception, December 28, 2000	-	$ -	$ -	$ -	$ -
Stock issued for cash	1,000,000	1,000	-	-	1,000
Development stage net loss	-	-	-	(1,435)	(1,435)

Balances, December 31, 2000	1,000,000	1,000	-	(1,435)	(435)
Development stage net loss	-	-	-	(33,798)	(33,798)

Balances, December 31, 2001	1,000,000	1,000	-	(35,233)	(34,233)

Stock issued for cash	30,500,000	30,500	14,700	-	45,200
Development stage net loss	-	-	-	(32,419)	(32,419)
Balances, December 31, 2002	31,500,000	31,500	14,700	(67,652)	(21,452)

Development stage net loss	-	-	-	(55,776)	(55,776)
Balances, December 31, 2003	31,500,000	31,500	14,700	(123,428)	(77,228)

Stock issued for services	1,080,000	1,080	1,435,320	-	1,436,400
Development stage net loss	-	-	-	(1,639,490)	(1,639,490)

Balances, September 30, 2004	32,580,000	$ 32,580	$1,450,020	$(1,762,918)	$ (280,318)

The accompanying notes are an integral part of these statements.

NEUTRON ENTERPRISES, INC.

(A development stage enterprise)

Interim Consolidated Statements of Cash Flows For The Periods Ended

September 30, 2004 and 2003

Unaudited

(US Dollars)

	Cumulative, Inception
	December 28, 2000
	Through
	September 30,	Nine Months Ended September 30,
	2004	2004	2003

Cash flows from operating activities:
Net (loss)	$ (1,762,918)	$ (1,639,490)	$ (33,101)
Adjustments to reconcile net (loss) to cash
flows from development stage operations:
Add: Items not involving cash
Depreciation	-	-	27
Shares issued for services received	1,436,400	1,436,400	-
Changes in operating assets and liabilities:
Prepaid expenses	-	1,469	84
Accounts payable	16,235	8,170	6,353
Accrued expenses	40,581	23,581	-

Net cash flows from operating activities	(269,702)	(169,870)	(26,637)

Cash flows from investing activities:
Acquisition of property and equipment	-	-	-
Website development costs incurred	-	-	-

Net cash flows from investing activities	-	-	-

Cash flows from financing activities:
Notes and advances from related parties	310,823	256,750	10,001
Proceeds from sale of common stock	46,200	-	-

Net cash flows from financing activities	357,023	256,750	10,001

Net cash flows	87,321	86,880	(16,636)

Cash and equivalents:
Beginning	-	441	17,859

Ending	$87,321	$ 87,321	$ 1,223

Supplemental cash flow disclosures:
Cash paid for interest	$ 5,450	$ 4,804	$ 90
Cash paid for income taxes	$ -	$ -	$ -
Supplemental disclosure for non-cash transactions:
Shares issued for services received	$1,436,400	$1,436,400	$ -

The accompanying notes are an integral part of these statements.

NEUTRON ENTERPRISES, INC.

(A development stage enterprise)

Notes to Interim Consolidated Financial Statements

September 30, 2004 and 2003

Unaudited

(US Dollars)

Note 1 – Basis of Presentation:

The accompanying unaudited interim consolidated financial statements include the accounts of Neutron Enterprises, Inc. and its wholly owned subsidiaries, University Medical Enterprises, Inc. (“UMED”), Nanosphere Technologies Inc. (“Nanosphere”) and Life Sciences Private Equity Inc. (“Life Sciences”).  UMED was acquired on March 1, 2004, had no assets or liabilities on that date, and is currently inactive.  Nanosphere and Life Sciences were incorporated on April 26, 2004 and are currently inactive.  Management has determined to abandon its efforts to develop pursue these businesses and has written off all costs and expenses related to them. Intercompany transactions and balances are eliminated on consolidation.

The unaudited interim consolidated financial statements include all adjustments which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature.  However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders’ equity in conformity with United States generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in Neutron Enterprises, Inc.’s Form 10-KSB as of the period ended 31 December 2003.  Operating results for the nine months ended 30 September 2004, are not necessarily indicative of the results that can be expected for the year ended 31 December 2004.

Note 2 - Uncertainty, Going Concern:

At September 30, 2004, the Company was not currently engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement a business plan which seeks to acquire assets in which to commence commercial operations and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

September 30, 2004 and 2003

Unaudited

(US Dollars)

Note 4 – Capital Stock (continued):

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

Note 5 - Related Party Transactions:

As of September 30, 2004, the Company was obligated to a former director and officer on an interest bearing promissory note in the amount of $65,626 due on demand with interest calculated at a rate of 10% per annum (compounded annually).  Current period interest expense on this loan was $1,560 (2003 – $Nil).

As of September 30, 2004, the Company has a receivable from a former director/officer in the amount of $30,680.  This loan receivable is non-interest bearing and due on demand.

As of September 30, 2004, the Company is obligated to a shareholder in the amount of $25,000.  This loan is unsecured, non-interest bearing and due on demand.

As of September 30, 2004, the Company is obligated to a shareholder in the amount of $250,877.  This loan is unsecured, interest bearing at a rate of 8% per annum and due on demand.  Current period interest expense on this loan was $877 (2003 - $Nil).

During the period, the Company paid and accrued management fees of $15,490 (2003 - $Nil) to a director of the Company.  As of September 30, 2004, $11,081 was owing to this director for unpaid management fees and travel expenses paid on behalf of the Company.

During the period, the Company paid severance cost of $50,000 to a former officer.

Note 6 – Commitments:

On September 15, 2004, the Company announced that it has entered into a letter of intent to acquire certain of the assets of THE DVT Group and its affiliates, subject to due diligence and negotiation of definitive acquisition agreements.  Under the terms of the letter of intent, the aggregate purchase price for the acquired assets will be payable by the treasury issuance of 8,500,000 exchangeable shares through a new incorporated subsidiary called Neutron (Canada) Enterprises, Inc.  An agency finder's fee of an additional 250,000 treasury shares will be issued and payable upon closing.  The Company will also purchase for $350,000 a proprietary working sample of a L.E.D. screen with the pixel matrix of 240 x 320 with a 10 mm resolution.

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

In February 2004, the Company determined to abandon its former business plan and seek alternative business opportunities. Since that time, management has been evaluating options for preserving value for its shareholders. While the Company has minimal cash resources, management believes that as a public company it is possible to attract and retain management and key employees, raise additional capital and acquire operating assets or ongoing businesses.  After looking at a number of possible industries, the Company initially identified the life sciences and nanotechnology industry as a potential target.  The Company proceeded to acquire University Medical Enterprises, Inc. (“UMED”), Nanosphere Technologies Inc. (“Nanosphere”) and Life Sciences Private Equity Inc. (“Life Sciences”).  UMED was acquired on March 1, 2004, had no assets or liabilities on that date, and is currently inactive.  Nanosphere and Life Sciences were incorporated on April 26, 2004 and are currently inactive.  The Company also entered into other letters of intent which were subsequently abandoned.  Management has determined to abandon its efforts to develop pursue these businesses based upon the amount of capital that would be needed to pursue them and has written off all costs and expenses related to them.

Management is continuing to explore alternative investment opportunities. In selecting a suitable acquisition, although we have established no specific criteria, our management intends to focus on companies or assets which have either a history of profitability or the potential for substantial growth and a strong management.

Our management believes that companies operating in technology-related industries have the greatest potential. However, if other factors exist which commend an operating company as a candidate, such as recent profitability or a recent improvement in operations or perceived potential or if the operating company is engaged in a line of business considered by our management to be strategic in relation to other businesses acquired or contemplated to be acquired by us, we will consider such other opportunities as they may arise. In general, we intend to be flexible about the criteria we will use to evaluate possible acquisition candidates.

We will undertake an examination and review of privately-held operating companies to identify a suitable candidate for a business to acquire. Once we identify a suitable candidate our management will, where necessary and appropriate, prepare a business plan for the operating company using their general experience and business acumen, or hire consultants to prepare analyses of the operating company's capital, production, marketing, labor and other related requirements.

The Company has entered into a letter of intent to acquire certain assets of The DVT Group, Ownway, LED Media Group and Elumalite to enable the Company to enter into the outdoor media market utilizing large scale full motion video display screens using light emitting diode technology.  These assets do not constitute an ongoing business and, if the acquisition is successful, we will be required to implement an infrastructure to commence business operations, including leasing premises and hiring a sales and support team.  On the basis of this acquisition, the Company intends to create an outdoor broadcast media company, able to run real-time, local or national as campaigns similar to network and local television stations.

We cannot assure you that we will be able to complete the DVT acquisition or that we will ever be able to locate an alternative operating company that we consider a suitable business opportunity and reach an acceptable agreement with its management, or that our management has the requisite experience to recognize and understand a business opportunity that would benefit us.

Our ability to complete any transaction may also be dependent on the availability of adequate financing, competition from other potential bidders and general market conditions. In the event that we are able to locate and conclude an acquisition with what we consider to be a suitable operating company, we cannot assure you that such company will be successful.

We believe that the most likely structure for a transaction with an operating company is a stock-for-stock exchange having the following features:

     *    qualification as a tax free reorganization; and

     *  issuance of a substantial number of shares of common stock or convertible securities by the Company to the shareholders of the operating company in exchange for the shares of the operating company, diluting existing shareholders.

We intend if possible to structure any transaction so that the transaction may be approved by our board of directors without the need to obtain the consent of any shareholders.

After giving effect to the expected terms of a transaction, we expect that our Company will operate as a holding corporation for the operating company.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934. These requirements oblige us to file with the Securities and Exchange Commission specified financial and other information regarding any company that is acquired by us, including audited financial statements for any acquired companies. The financial statement requirements imposed by the Exchange Act will necessarily limit our pool of candidates which we may acquire to those entities with audited financial statements meeting the Commission's requirements.

All funds required during the next twelve (12) months are expected to be raised through debt or equity financing, by way of loans from shareholders and/or by private placements in accordance with Regulation D, Rule 506.  Neutron plans to raise at least $5 million during the next twelve (12) months of operation, although there can be no assurances to this effect.  At September 30, 2004, the Company was in a cash position of $87,321 compared to a cash position of $1,223 at September 30, 2003. The Company does not have any other significant assets.

The Company incurred a net loss of $1,639,490 for the nine months ended September 30, 2004 compared to $33,101 for 2003.  No revenue was realized in either year.  In both years, the Company’s expenses consisted of legal, audit and other expenses incident to the organization and implementation of its business plan.

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

Item 3.   Controls and Procedures

Pursuant to provisions of the Securities Exchange Act of 1934, Andrew Gertler., President and Chief Executive Officer, and Paul Denomme, Chief Financial Officer of the Company are responsible for establishing and maintaining disclosure controls and procedures for the Company. They have designed disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to the Company, is made known to them by others within the Company, particularly during the periods when the Company’s quarterly and annual reports are being prepared. They have evaluated the effectiveness of the Company’s disclosure controls and procedures, and based on their evaluation, concluded that the Company’s disclosure controls and procedures were operating effectively as of the end of the period covered by this report.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

The Company’s management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of the Company’s assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There was no change in the Company’s internal control over financial reporting or control of assets during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting or control over its assets.

PART II     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)

Exhibits

Exhibit No.

Document

Location

Rule 13a-14(a) Certifications

Included

Section 1350 Certifications

Included

(b)

Reports on Form 8-K

An 8-K was filed August 18, 2004

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of November, 2004.

NEUTRON ENTERPRISES, INC.

/s/ Andrew Gertler

By:  Andrew Gertler

Its:  President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Andrew Gertler

Andrew Gertler, President, Director (Chief Executive Officer)

Dated: November 15, 2004

/s/ Paul Denommee

Paul Denommee , Secretary/Treasurer, Director (Chief Financial Officer and Principal Accounting Officer)

Dated: November 15, 2004