Form 10KSB
period 2004-12-31
NEUTRON ENTERPRISES INC
filed 2005-04-15
CIK 1135140

Click Here to Contents

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

NEUTRON ENTERPRISES, INC.

(Exact name of Registrant as specified in its Charter)

Nevada	005-80243	98-0338100

(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

1 Westmount Square, Suite 1660, Westmount, Quebec, H3Z 2P9, Canada (514) 904-0293

(Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

(Title of class)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10 KSB.

State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2005 computed by reference to the average bid and asked prices of such stock as of such date as reported on the NASDAQ OTC Bulletin Board: $82,224,000.  For record keeping purposes of the SEC only.  The inclusion of shares in the calculation of such market value should not be construed as an admission or conclusion by the registrant that any shares held by a person excluded from the calculation is in fact an affiliate of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 45,680,000 shares of Common Stock, $.001 par value (as of March 31, 2005).

Transitional Small Business Disclosure Format (check one):   Yes     No

DOCUMENTS INCORPORATED BY REFERENCE: None.

Back to Cover

Neutron Enterprises, Inc.
ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2004

Back to Contents

FORWARD-LOOKING STATEMENTS

Portions of this Form 10-KSB, including disclosure under “Management’s Discussion and Analysis or Plan of Operation,” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, expect, anticipate, estimate, believe, intend, contemplate or project. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others,

•	our ability to raise capital,

•	our ability to obtain and retain clients,

•	our ability to provide our products and services at competitive rates,

•	our ability to execute our business strategy in a very competitive environment,

•	our degree of financial leverage,

•	risks associated with our acquiring and integrating companies into our own,

•	risks relating to rapidly developing technology,

•	risks related to international economies,

•	risks related to market acceptance and demand for our services,

•	the impact of competitive services,

•	risks associated with economic conditions and continued weakness in the U. S. securities market,

•	other risks referenced from time to time in our SEC filings.

With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we caution that, while we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements.  Except as required by law, we do not undertake any obligations to publicly release any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect unanticipated events that may occur.

PART I

Item 1 - Description of Business

Certain terms used in this Annual Report, such as “we,” “us” and “our” and words of similar import refer to Neutron Enterprises, Inc. and its subsidiaries, including Digital Signage Broadcast Network (DSBN) Inc. and Elumalite Technologies.

Back to Contents

Unless otherwise specifically set forth to the contrary, all dollar amounts in this Annual Report refer to United States Dollars.

Business Development

Neutron Enterprises, Inc. (“Neutron” or the “Company”) was incorporated on December 28, 2000, in the state of Nevada. Neutron has never declared bankruptcy, has never been in receivership, and has never been the subject of any civil legal action or proceeding.

Business of Issuer

Neutron originally intended to operate as an online web based heavy equipment marketing company under the url address www.bigticketitemsonline.com. The business plan was unsuccessful due to the competitive nature of the industry and a commercial downturn in use of the Internet for purchase of costly heavy equipment.

In February 2004, the Company determined to abandon its former business plan and seek alternative business opportunities. Since that time, management has been evaluating options for preserving value for its shareholders. While the Company has had minimal cash resources, management believes that as a public company it is possible to attract and retain management and key employees, raise additional capital and acquire operating assets or ongoing businesses.  After looking at a number of possible industries, the Company initially identified the life sciences and nanotechnology industry as a potential target.  The Company proceeded to acquire University Medical Enterprises, Inc. (“UMED”), Nanosphere Technologies Inc. (“Nanosphere”) and Life Sciences Private Equity Inc. (“Life Sciences”).  UMED was acquired on March 1, 2004, had no assets or liabilities on that date, and is currently inactive.  Nanosphere and Life Sciences were incorporated on April 26, 2004 and are currently inactive.  The Company also entered into other letters of intent which were subsequently abandoned.  Management has determined to abandon its efforts to develop pursue these businesses based upon the amount of capital that would be needed to pursue them and has written off all costs and expenses related to them.

On September 15, 2004 the Company entered into a letter of intent to acquire certain assets of The DVT Group, Ownway, LED Media Group and Elumalite to enable the Company to enter into the outdoor media market utilizing large scale full motion video display screens using light emitting diode technology.  These assets did not constitute an ongoing business and it was necessary for the Company to put in place the personnel and facilities to commence operations.  On December 15, 2004 the Company completed the asset purchase transactions and entered into an employment agreement with G. Michael Singh to act as the Company’s marketing director.  Under the terms of the asset purchase agreements, 4234251 Canada Inc., a wholly-owned subsidiary of the Company, paid $407,068 in cash and issued 9,500,000 Class E exchangeable shares (“Exchangeable Shares”) to the vendors.  The Exchangeable Shares can be converted, at the option of the holders, to 9,500,000 common shares of Neutron Enterprises Inc. with no additional consideration given.

4234251 Canada Inc. has executed a Put and Call Agreement with each vendor relating to the Exchangeable Shares.  Pursuant to the respective agreements, each vendor has the option, under certain circumstances including the insolvency of the corporation, to cause the corporation to repurchase its Exchangeable Shares in consideration of the delivery of common shares of Neutron Enterprises, Inc., the whole or a one for one basis.  The agreement also gives Neutron Enterprises, Inc. as well as 4234260 Canada Inc. an overriding call right to purchase the Exchangeable Shares owned by each vendor should a vendor request that the corporation repurchase the Exchangeable Shares, whether pursuant to the Put and Call Agreement or pursuant to the articles of incorporation of the corporation,  consideration in this circumstance is the common shares of Neutron.  A total of 4,500,000 Exchangeable Shares are held in escrow until the earlier of i) 9 months after the completion of the assets acquisition or ii) if, the vendor assists 4234251 Canada Inc. to enter into a Joint Venture agreement with a third party.

Back to Contents

As a result of this acquisition and the subsequent efforts to put together an organization, the Company has begun to create an outdoor broadcast media company, able to run real-time, local or national ad campaigns similar to network and local television stations.

The assets acquired in December 2004 form the basis of the Digital Signage Broadcast Network (DSBN) and Elumalite Technologies (EL).  The Company’s L.E.D. (light emitting diode) sales company is based in Mississauga, Ontario with a proprietary licensed product sub-assembly manufacturing contract in Taipei, Taiwan. EL is a new electroluminescent point of sale technology sold to multinational consumer products and packaged goods companies.  The company intends to manufacture, sell, assemble and install custom modular, small to large format L.E.D. displays and systems for indoor and outdoor digital video applications.  The Company is in various late stage negotiations to secure contracts for major landmarks, venues and high traffic locations for its DSBN L.E.D. screens which once installed, are expected to generate recurring advertising revenues.

We have made significant investments in acquisition of assets in order to establish an operating business.  We are focused on building an infrastructure to commence business operations, including leasing premises and hiring a sales and support team. We offer our products for sale worldwide, but expect the largest markets to be the United States, Canada and Europe.

Our four major business units are listed below:

•
L.E.D. Video Screens – we will sell to end users and to resellers both indoor and outdoor L.E.D. Video screens and Message Center for the purpose of resale.  These screens will be built to client’s specifications.  We will utilize our proprietary technology and will have them sub-assembled in Taiwan.

•
Media Boards – We will acquire premier locations and install L.E.D. screens for the purpose of reselling advertising, creating a recurring revenue model. The L.E.D. screens will utilize our proprietary technology and will be sub-assembled to our own specific design.

•
Elumalite - Elumalite’s Elumasheet posters are a thin sheet of vinyl (2mm), flexible, and can be designed in many custom shapes and sizes. The design provides the client an animated point of sale poster bringing life to a static design.  The primary use is for point of sale and point of display advertisements.

•
Mobile Screen Events - is a full service sales and marketing firm specializing in electronic outdoor media.  We will utilize mobile screens and sale advertising at outdoor events such as the McDonald’s Air and Sea Show in Fort Lauderdale.

In order to capitalize on our product mix, we continue to focus on our organization, management processes and business relationships.

•	Organization

	•	In fiscal 2004, we added a director of Global Sales, Michael Singh, reporting directly to the President to ensure that we roll out our new products as quickly and efficiently as possible.

	•	During fiscal 2004, we committed to new facilities in Toronto to house our new staff and integrate under one roof our various business segments.

Back to Contents

•	Management Process

•

In fiscal 2004, we continued to refine our sales/development process.  This process provides executive review of each project at key phases within the sales/development cycle.  The goal is to ensure that our products meet our cost, reliability and business goals.

	•	In 2005, we intend to have our sub-assemblers begin the ISO 9001 certification process to meet the needs of our customers.

•	Business Relationships:

	•	We will continue to seek relationships with national or global partners for sales, manufacturing and distribution to accelerate the worldwide adoption of our products.

	•	We intend to expand EL sales into Western Europe and Asia. The Company intends to expand Screen Sales and other product sales into Western Europe.

Recent Developments

On January 11, 2005, we completed the acquisition of certain assets from Sharp Marketing.  Under the terms of the definitive asset acquisition agreement, the aggregate purchase price for the acquired assets will be payable by the treasury issuance of 500,000 exchangeable shares of 4234251 Canada Inc. and by paying $100,000 (cash).   The exchangeable shares can be exchanged to the common shares of Neutron Enterprises, Inc. at no additional considerations to the vendor.  300,000 of the exchangeable shares may be exchanged into shares of Neutron Enterprises, Inc. at any time.  The remaining 200,000 exchangeable shares are subject to earn out restrictions.

We will intend to create mobile L.E.D. divisions across North America to support a network of outdoor events.  The Company will focus on securing new mobile events and developing a recurring cash flow.

Any purchase of shares in Neutron should be considered highly speculative and involve a number of financial and business risks. Shareholder value appreciation of the Company’s securities will depend upon successful investments being made. There can be no assurance that the Company’s investment objectives will be achieved.

Manufacturing and Suppliers

We believe establishing and maintaining quality manufacturing partners is essential to the performance of our products and the growth of our business.

During fiscal 2004, we have developed necessary relationship in order to spread our manufacturing amongst several facilities. Elumalite manufacturing for both point of sale and point of display will located in several locations in China and L.E.D. sub-assembly occurs with our strategic partner’s facility in Taiwan.

All manufactured products will either shipped directly to our customers or stored in our Ontario facility and distributed as required. We believe this form of distribution flexibility best serves our clients present and future needs.

We have refined our internal business processes to improve how we design, test and qualify product designs.  We will  implement rigorous manufacturing and quality processes to track production and field failures.   We expect Elumalite and L.E.D. screens ramp up production during 2005.

Back to Contents

Selling, Marketing and Customers

We will market and sell products and services through our direct sales force based in Mississauga, Ontario and our administrative offices are located in Montreal, Quebec.  Our sales and marketing strategy is to secure orders for our products and services by direct sales.  We utilize an established channel of existing relationships to generate business leads.  For our L.E.D. Screens we will work directly with the end users as well as with architects who specify design.  Elumalite sales will be generated through direct marketing with end users as well as working with advertising agencies and account executives.  Sales and marketing expenses include commission expense for our in-house sales people and the cost of  conferences, preparation of marketing collateral materials, and the acquisition of studies and other materials pertaining to our target markets and customers.

For fiscal year ended December 31, 2004, the Company did not have any sales.

Warranties

We generally warrant our products to be free from defects in materials and workmanship for a period up to one year from the date of purchase, depending on the product. The warranty is generally a limited warranty, and in some instances imposes certain shipping costs on the customer. To date, we anticipate providing direct warranty service but in the future may establish warranty service, through outsourcing to maintenance and service installers.

Competition

Our technologies and products compete with those of other companies. All of our product markets are fragmented and are competitive with numerous manufacturers with L.E.D. screens on the basis of price, quality and distribution channels. Manufacturers of L.E.D. screens include Barco, Mitsubishi, Yesgo, Daktronics and many others. Suppliers of mobile screens include Large Screen Video Imaging, Innovision Media Group and others. Most of our present and potential future competitors have substantially greater resources to devote to further technological and new product developments. We believe we compete primarily on the originality of our concepts, the uniqueness and quality of our technology and designs, the ease and cost of manufacturing and of implementing our technologies, the ability to meet customer needs to differentiate their products, the strength of our intellectual property and the strength of licensee and contract supply arrangements. We may not, however, be competitive with the existing or future products, technologies or services of our competitors.

We believe our proprietary technology and our direct sourcing and manufacturing of components will be a barrier to entrants to penetrate.

We also believe our Elumalite technology is novel and has distinct market attributes compared to existing and competing translucent and neon point of sale and point of display signage. We believe our Elumalite technology produces creative opportunities and visual spectacular “flash animation appeal” of EL technology makes this product truly unique and eye catching, and ELumalite’s production size capabilities provide greater scope of use. We are not aware of companies offering our Elumalite signs offering the same brightness and reliability of Elumalite, but others may introduce products with features and performance competitive to our products.

Typically in the Mobile Screen Special Event market we face numerous competitors.  We believe we compete primarily on the quality of our screens we provide, our ability to sale and produce effective advertising messages, the ability to meet customer needs to differentiate their products, and our ability to enter into multiple year contracts with event organizers.

There are also continuing attempts by a large number of competitors to innovate new methods of display signage. It is possible that alternate technologies and systems that would be directly competitive with our products have been developed but are unknown to us. Such products may also currently be in development, and may be developed by others in the future.

Back to Contents

Seasonality

We have not experienced any significant seasonality trends to date. Seasonality trends may occur in the future.

Government Regulation and Environmental Matters

Certain of our electronic products are subject to various regulations and are required to meet the specifications of agencies such as the Federal Communications Commission (the “FCC”). We believe we are in substantial compliance with all current applicable regulations, and that we have all material governmental permits, licenses, qualifications and approvals currently required for our operations.

Our products are being produced to standard product safety requirements for sale in the United States and to similar requirements for sale in Europe and Canada. We expect to meet the electrical and other regulatory requirements for electronic systems or components we sell throughout the world.

We intend to comply with all applicable laws and regulations, as required, in the export of our products.

We do not believe we are materially affected, nor do we expect to be materially affected, by the costs and effects of compliance with environmental laws.

Intellectual Property Rights and Proprietary Information

We operate in an industry where innovations, investment in new ideas and protection of resulting intellectual property rights are important to success. We rely on a variety of intellectual property protections for our products and technologies, including where obtainable patent, copyright, trademark and trade secret laws, and contractual obligations, and we pursue a policy of vigorously enforcing such rights.  As of the date of this Report, we hold no patents.

Key Employees

In addition to our directors and executive officers described below in Item 9, we rely on the following key employees are set forth below.

G. Michael Singh- Director of Global Sales and Marketing.  Michael Singh is a 20 year veteran of the LED sector, and has completed some of the world’s largest installations, including among the first LED display in Las Vegas, worth $25 Million. Mr. Singh will spearhead international business development and sales.

Ray Shapira – Vice President of Event and Screen Marketing.  Mr. Shapira has 25 years of sales and marketing experience.  Mr. Shapira has led the development of multi-million dollar sales initiatives and is considered a pioneer in the mobile out of home advertising market.

Employees

At December 31, 2004, we employed a total of four people. Of such employees, two were in marketing, sales and licensing and two were in general and administrative   We also lease technical personnel from time to time on an as needed basis and use outside consultants for various services.  We have not experienced any work stoppages and are not a party to a collective bargaining agreement, and we consider our relations with our employees to be favorable.

Back to Contents

Item 2. Properties.

Our executive offices are located at 1 Westmount Square, Westmount, Quebec.  In December 2004, we entered into a five-year lease agreement for our office and warehouse space in Mississauga to house our L.E.D. and Elumalite operations.  We occupy to 7,548 square feet and until the term of the lease January 31, 2010 at an annual rent of  $51,750.  Our Mississaugua office will also house our mobile screen and event operations.  We believe there is adequate availability of office and development space in the general vicinity to meet our future needs.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities.

Market Information

Our common stock is traded and quoted on NASDAQ OTC Electronic Bulletin Board under the symbol “NTRN”. The market for our common stock has often been sporadic and limited.

The following table sets forth the high and low bid quotations for our common stock for the fiscal years ended September 30, 2003 and 2004:

	Bid Quotations

	High	Low

Fiscal Year Ending December 31, 2003
First Quarter	0.275	0.2
Second Quarter	0.45	0.1
Third Quarter	3.95	0.6
Fourth Quarter	3.25	3
Fiscal Year Ending December 31, 2004
First Quarter	3.65	0.515
Second Quarter	2.8	0.66
Third Quarter	2.2	0.6
Fourth Quarter	2.47	0.9

The above quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

We had 46 holders of record of our common stock at Feburary 9, 2005 , 2004 with 42,080,000  shares issued and outstanding. We have never paid a cash dividend on our common stock and do not expect to pay dividends in the foreseeable future.

Back to Contents

Equity Compensation Plan Information

At December 31, 2004, we have not implemented an incentive plans under which equity securities are or have been authorized for issuance to our employees, consultants or directors.  We intend to issue to employees, directors and service providers special stock options, inducement grants and warrants to purchase common shares, and these grants have not been approved by stockholders.

Recent Sales of Unregistered Securities

In December 2004, we completed a private placement for $3,000,000 and have issued 3,000,000 shares of common stock in February 2005 in reliance upon regulation D, Regulation S and /or Section 4 (z) of the Securities Act of 1933, as amended.  No brokerage commission were paid in connection with such sellers.  (note: we had a referral fee of $150K)

Item 6 - Selected Financial Data.

The following selected financial data has been derived from our audited consolidated financial statements and the related notes. This information should be read in conjunction with Item 7 of this report - “Management’s Discussion and Analysis or Plan of Operation,” and with our consolidated financial statements and the related notes set forth at the pages indicated in Item 15(a) of this report.

For the fiscal years ended December 31,

	2004	2003	2002	2001	2000

Statement of Operations:
Net revenues	$—	$—	$—	$—	$—
Gross profit (loss)	$—	$—	$—	$—	—
Net loss	$(23,479,549)	$(55,776)	$(32,419)	$(33,798)	$(1,435)
Net loss available to common stockholders	$(23,479,549)	$(55,776)	$(32,419)	$(33,798)	$(1,435)
Net loss per share-basic and diluted	$(.72)	$(0)	$(.02)	$(.34)	$(.01)
Weighted average number of shares-basic and diluted	32,525,973	31,500,000	1,911,096	100,000	100,000

As of December 31,

	2004	2003	2002	2001	2000

Working capital (deficiency)	$1,766,249	$(77,228)	$17,416	$(35,430)		$(435)
Total assets	$2,084,086	$1,910	$20,075	$10,656		$8,605
Long-term obligations	$258,500	$—	$—	$—	$
Total stockholders’ deficit	$(270,377)	$(77,228)	$(21,452)	$(34,223)		$(435)

Item 7 - Management’s Discussion and Analysis or Plan of Operations.

This discussion should be read in conjunction with the information presented in other sections of this report on Form 10-KSB, including “Item 1. Business,” “Item 6. Selected Financial Data,” and “Item 8. Financial Statements and Supplementary Data.” This discussion contains forward-looking statements which are based on our current expectations and industry experience, as well as our perception of historical trends, current market conditions, current economic data, expected future developments and other factors that we believe are appropriate under the circumstances. These statements involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements.

Back to Contents

We begin this discussion with an overview to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed by a discussion of our results of operations for the fiscal years ended December 31, 2004 and 2003. We discuss our financial condition at December 31, 2004 with a comparison to December 31 2003. This section includes information regarding our liquidity and capital resources, cash flows, and contractual obligations. Finally, we provide a description of significant risk factors associated with an Investment in our security at the end of this discussion.

Overview

The Company is a media company that operates the Digital Signage Broadcast Network (DSBN).  The Company’s L.E.D. (Light Emitting Diode) sales company is based in Mississauga, Ontario with licensed proprietary product sub-assembly manufacturing in Taipei, Taiwan. EL is a new electroluminescent point of sale technology sold to multinational consumer products and packaged goods companies.  The Company manufactures, sells, assembles and installs custom modular small to large format L.E.D. displays and systems for indoor and outdoor digital video applications.  The Company is in various late stage negotiations to secure contracts for major landmarks, venues and high traffic locations for its DSBN L.E.D. screens which once installed, will generate recurring advertising revenues.

Fiscal 2004 was a pivotal year for our company. We successfully acquired certain assets from DVT Group and Elumalite Technologies which together with our business development activities transitioned the Company into an operating company. To date we have incurred operating losses, as we have not yet achieved any  revenues sufficient to support our  general and administrative department.

Our various operating units have inherent risk. Our future is largely dependent upon the success in building an infrastructure and executing our business plan.  We plan to further invest in development to our proprietary technologies. Unanticipated technical or manufacturing obstacles can arise at any time, disrupt sales or licensing activities, and result in lengthy and costly delays. Our technologies may not achieve market acceptance sufficient to sustain operations or achieve future profits. See “Risk Factors” below.

We incurred net losses of ($23,479,549), ($55,776), and ($32,419) in the fiscal years ended December 31, 2004, 2003 and 2002.  We may incur additional operating losses during fiscal 2005, and we may need additional operating funds to support our growth.  See “Liquidity and Capital Resources” below. Based on our current plan, we anticipate that we will be able to meet our cash requirements for the next twelve months.  We have significant flexibility to adjust the level of research and development and selling and administrative expenses based on the availability of resources.  However, reductions in expenditures could delay development and adversely affect our ability to generate future revenues.

Recent Developments

In January 2005 acquired certain assets of Sharp Marketing.  This provided the Company with a platform to display and sell advertising on mobile screens.  Included in the asset purchase is a database of advertisers which will provide sales and advertising leads for our media board deployment.  In February 2005, the Company confirmed it has obtained an additional three year contract valued at approximately $750,000 for its mobile screen division to sell advertising at the McDonald’s Air & Sea Show.

In March 2005, we received pilot orders for our Elumalite point of display posters.  Field test have already began with an international petrochemical company, and two international beverage companies.  Several other orders are currently in production for Q2 05 delivery.

Back to Contents

Business Outlook

In fiscal 2005, we believe revenues will grow primarily due to increased acceptance of our product mix.   The Company is in final stages in negotiating several high traffic locations for its media boards.  The Company has several strong indications that we have been selected as finalist for L.E.D. Screen sales. We are expecting to add several new mobile events for 2005.  Our Elumalite point of Sale and Display posters are staring to get traction in the marketplace and we will be focusing on a global sales program. We are aggressively developing new versions of existing products and new products based on our proprietary technologies to support future growth.

We believe the success of our L.E.D. Screens and Mobile Events and new Elimalite products will provide a solid foundation for business growth over the next several years. We also believe that Media Boards are positioned for significant long term contracts during fiscal 2005.

Critical Accounting Policies and Estimates

We have identified the policies below as critical to our business operations and the understandings of our results of operations. Our accounting policies are more fully described in our financial statements located in Item 7 of Part II, “Financial Statements and Supplementary Data.” The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis or Plan of Operation when such policies affect our reported and expected financial results.

Use of Estimates.  The methods, estimates and judgments we use in applying our accounting policies, in conformity with generally accepted accounting principles in the United States, have a significant impact on the results we report in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The estimates affect the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition.  We currently derive our revenue primarily from two sources: (i) component and product sale revenues and associated engineering and installation, which we refer to collectively as Product Sales and (ii) contract and license fee revenue.  Product Sales revenues are recognized in the periods that products are shipped to customers, FOB shipping point or destination, per contract, if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and there are no remaining obligations. Revenues from engineering contracts are recognized based on milestones or completion of the contracted services. Revenues from ongoing per unit license fees are earned based on units shipped incorporating our patented proprietary technologies and are recognized in the period when the ultimate customer accepts the product and collectibility is reasonably assured. Revenues from up-front license and other fees and annual license fees are generally recognized ratably over the specified term of the particular license or agreement.

Valuation of Intangible Assets.   Intangible assets include purchased technology and patents, which are amortized over their estimated useful lives. We must make judgments and estimates regarding the future utility and carrying value of intangible assets. The carrying values of such assets are periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value.  In fiscal 2004, we reviewed the carrying value of our intangible assets and reduced the carrying value of these assets. Our judgments and estimates regarding carrying value and impairment of intangible assets have an impact on our financial statements.

Warranty Reserve. We will establish a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. These warranties require us to make estimates regarding the amount and costs of warranty repairs we expect to make over a period of time. Factors affecting warranty reserve levels include the number of units sold and anticipated cost of warranty repairs and anticipated rates of warranty claims. We evaluate the adequacy of the provision for warranty costs each reporting period. See Note 8 to our consolidated financial statements for additional information regarding warranties. The estimates we use have an impact on our financial statements.

Back to Contents

Guarantees and Indemnifications.  Under our bylaws, we have agreed to indemnify our officers and directors for certain events. We also enter into certain indemnification agreements in the normal course of our business. We have no liabilities recorded for such indemnities. This estimate has an impact on our financial statements.

Deferred Tax Asset. We have provided a full valuation reserve related to our substantial deferred tax assets. In the future, if sufficient evidence of our ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, we may be required to reduce our valuation allowances, resulting in income tax benefits in our consolidated statement of operations. We evaluate the realizability of the deferred tax assets and assess the need for valuation allowance quarterly. The utilization of the net operating loss carry forwards could be substantially limited due to restrictions imposed under federal and state laws upon a change in ownership. Congress passed the American Jobs Creation Act of 2004 in October 2004.  The new law contains numerous changes to existing tax laws, including both domestic and foreign tax incentives.  We have not yet determined what impact, if any, this new law may have on our deferred tax asset, or our future results of operations and financial condition.

Valuation of Inventory. Our inventory is comprised of raw materials, assemblies and finished products that we intend to sell to our customers . We must periodically make judgments and estimates regarding the future utility and carrying value of our inventory.  The carrying value of our inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from our inventory is less than its carrying value.

Results of Operations

Revenues

Fiscal 2004 the Company did not record any revenues. In late in fiscal 2004, with the addition of new personnel, we began building the infrastructure to launch the Digital Signage Broadcast Network.

General and Administrative Expenses

General and administrative expenses were ($1,781,048) compared to fiscal 2003 of ($55,623).  The increase is mainly attributed to the Company issuing 1,080,000 common shares of its capital stock in consideration for services received.  The fair value of the services received for purposes of the financial statements was determined using the closing price of the Company’s on June 8, 2004, being $1.33 per share or ($1,436,400).  The Company is currently seeking to cancel for no consideration 1,000,000 shares.

We may expend additional resources on marketing our proprietary sound technologies in future periods, which may increase selling, general and administrative expenses. We also expect to incur additional costs in fiscal 2006 to comply with various sections of the Sarbanes-Oxley Act, particularly those related to Section 404 concerning management assessment of internal controls. We do not currently have an estimate of these increased costs, but they are expected to include increased staffing, outside consultants and increased legal and audit costs.

Net Loss

The net loss for fiscal 2004 was ($23,479,549) compared to the net loss of ($55,776) in fiscal 2003. The net loss for fiscal 2002 was ($32,419). Of the net loss incurred we can attribute ($23,091,786) to non cash items.($21,655,386 write off of intangible assets and $1,436,400 for services rendered through issuance of Common Stock).   We had no tax expense for each of the last three fiscal years due to net losses.

Back to Contents

Net Loss Available to Common Stockholders

Net loss available to common stockholders for during fiscal 2004 was ($23,479,549) compared to the net loss of ($55,776) in fiscal 2003. The net loss for fiscal 2002 was ($32,419).
Liquidity and Capital Resources

We continue to experience negative cash flow from operating activities as the Company has been in acquisition mode.  We have financed our working capital requirements through short term borrowing and private placements of securities obtaining net proceeds of $2,850,000 of which $850,000 was received after year end. Cash at December 31 was $1,438,824 compared to $441 at December 31, 2003.   In December 2004, we sold for cash in a private offering with gross proceeds of $3,000,000 of 3,000,000 restricted common shares. As of December 31, 2004 the Company received $2,150,000 The increase in cash was primarily the result of the success of the private placement.

•	Principal factors that could affect the availability of our internally generated funds include: product acceptance in new markets.

•	introduction of competing technologies;

•	product mix and effect on margins; and

Principal factors that could affect the availability to obtain cash from external sources include:

•	volatility in the capital markets; and

•	market price and trading volume of our common stock.

Based on our current cash position, and the private offering, and assuming currently planned expenditures and level of operations, we believe we will have sufficient cash for operations for the next twelve months. We believe sales of product groups will continue to contribute cash in fiscal 2005. We believe that any investment capital we may require will be available to us, but there can be no guarantee that we will be able to raise funds on terms acceptable to us, or at all. We have flexibility to adjust the level of research and development and selling and administrative expenses based on the availability of resources. However, reductions in expenditures could delay development and adversely affect our ability to generate future revenues.

Cash Flows

Operating Activities

Our net cash used in operating activities was $643,304  for the year ended December 31, 2004 compared to $31,394 for the year ended December 31, 2003. For the year ended December 31, 2004, the net loss of ($23,479,549) included certain expenses not requiring the use of cash totaling $23,091,786 or a net of $387,763. In addition, in fiscal 2004, cash was used in operating activities through the purchase of $419,233 in inventories, and an increase of $24,072 in prepaid expenses.

As of December 31, 2004, we had working capital of $1,766,249 compared to a working capital deficiency of ( $77,228) at December 31, 2003. Net working capital, excluding cash and short-term debt, was $327,425 at December 31, 2004. This represents an increase of $404,653 from the net working capital deficit at December 31, 2003.  The increase in net working capital primarily resulted from increases in inventories as a result of the acquisition of certain assets from DVT and Elumalite Technologies.  In fiscal 2005, we expect increases in receivables and inventory balances as revenues occur.

Back to Contents

Investing Activities

For the year ended December 31, 2004, capital expenditures of  $5,874 were in property and equipment. We anticipate continued capital expenditures for computer equipment, furniture and fixtures as continue to build our infrastructure in fiscal 2005.

Financing Activities

During the year, the Company announced a $3,000,000 private placement.  As at December 31, 2004, the Company has received $2,150,000 of share subscriptions in advance of shares being issued.  Subsequent to December 31, 2004, the Company received the remaining share subscriptions of $850,000.  The Company is required to pay 5% of the gross proceeds as agent fees.  As of December 31, 2004, the Company has accrued $107,500 in liabilities and the offsetting entry is to share subscription received in advance.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons.

Contractual Commitments and Commercial Commitments

The following table summarizes our contractual obligations at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Operating leases	$258,500	$44,520	$154,710	$54,700	$4,570
Employment agreements	$726,250	249,000	477,250		—

Total contractual cash obligations	$984,750	$293,520	$631,960	$54,700	$4,570

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”   FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The Company adopted the provisions of FIN 46, as required, on July 1, 2003 with no material impact on its financial statements.

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”.  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative

Back to Contents

and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS 149, as required, on July 1, 2003, with no material impact on its financial statements.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company adopted SFAS 150, as required, on July 1, 2003, with no material impact on its financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) 123(R), “Share Based Payment”.  Statement 123(R) is effective for public companies at the beginning of the first interim or annual period after June 15, 2005. This statement eliminates the ability to account for share-based compensation using the intrinsic value-based method under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123(R) would require the Company to calculate equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. Currently, the Company discloses the pro forma net income (loss) and the related pro forma income (loss) per share information in accordance with FAS 123 and FAS 148, “Accounting for Stock-Based Compensation Costs-Transition and Disclosure.” The Company has not evaluated the impact that Statement 123(R) will have on its financial position and results of operations.

In December 2003, the FASB issued FIN 46-R, “Consolidation of Variable Interest Entities - an interpretation of ARB 51 (revised December 2003)”, which replaces FIN 46.  FIN 46-R incorporates certain modifications to FIN 46 adopted by the FASB subsequent to the issuance of FIN 46, including modifications of the scope of FIN 46.  For all non-special purpose entities (“SPE”) created prior to February 1, 2003, public entities will be required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.  For all entities (regardless of whether the entity is an SPE) that were created subsequent to January 31, 2003, public entities are already required to apply the provisions of FIN 46, and should continue doing so unless they elect to adopt the provisions of Fin 46-R early as of the first interim or annual reporting period ending after December 15, 2003.  If they do not elect to adopt FIN 46-R early, public entities would be required to apply FIN 46-R to those pos t-January 31, 2003 entities as of the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of FIN 46-R for non-SPEs did not have a material impact on the Company’s financial position, results of operations or cash .

Risk Factors

An investment in our company involves a high degree of risk.  In addition to the other information included in this report, you should carefully consider the following risk factors in evaluating an investment in our company.  You should consider these matters in conjunction with the other information included or incorporated by reference in this report. Our results of operations or financial condition could be seriously harmed, and the trading price of our common stock may decline due to any of these or other risks.

We have a history of net losses. We expect to continue to incur net losses and we may not achieve or maintain profitability.

Back to Contents

We have incurred significant operating losses and anticipate continued losses in fiscal 2005. At December 31, 2004, we had an accumulated deficit of ($23,602,977).  In addition, for fiscal 2004, we incurred a net loss of ($23,479,549) We need to generate sales and net income in order to be sustainable in future periods. Failure to achieve profitability, or maintain profitability if achieved, will cause our stock price to decline.

We may need additional capital for growth.

Our current plans indicate that depending on sales, we may need additional capital to support our growth.  We may generate a portion of these funds from operations.

The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated.  Principal factors that could affect the availability of our internally generated funds include:

•	failure of sales from our Business Units to meet planned projections;

•	product mix and effect on margins;

•	acceptance of our products in new markets; and

•	introduction of new competing technologies.

When we require additional funds, general market conditions or the then-current market price of our common stock may not support capital raising transactions.  If we require additional funds and we are unable to obtain them on a timely basis or on terms favorable to us, we may be required to scale back our research and development efforts, sell or license some or all of our technology or assets or curtail or cease operations.  If we raise additional funds by selling additional shares of our capital stock or securities convertible into common stock, the ownership interest of our stockholders will be diluted.

We are an early stage company introducing new products and technologies. If commercially successful products are not produced in a timely manner, we may be unprofitable or forced to cease operations.

Our Elumalite technologies have only recently been introduced to market and are still being improved. Commercially viable point of sales systems may not be successfully and timely produced by us due to the inherent risks of technology development, new product introduction, limitations on financing, manufacturing problems, competition, obsolescence, loss of key technical personnel and other factors. Revenues from our  products have been limited to date and we cannot guarantee significant revenues in the future. The development and introduction of our products took longer than anticipated by management and the introduction of new products could also be subject to delays. Customers may not wait for newer versions of existing products or new products and may elect to purchase products from competitors. We experienced quality control problems with some of our initial commercial tests, and we may not be able to resolve future similar problems in a timely and cost effective manner. Products employing our technology may not achieve market acceptance.

Our products have never been produced in quantity, and we may incur significant and unpredictable warranty costs as these products are mass produced.

Back to Contents

None of our products have been produced in sufficient quantities to be considered mass produced. Our technologies are substantially different from proven, mass produced sound transducer designs. We may incur substantial and unpredictable warranty costs from post-production product or component failures. We generally warrant our products to be free from defects in materials and workmanship for a period up to one year from the date of purchase, depending on the product.

Our expenses may vary from period to period, which could affect quarterly results and our stock price.

If we incur additional expenses in a quarter in which we do not generate revenue, our results of operations would be adversely affected and we may incur larger losses than anticipated for that quarter. Factors that could cause our expenses to fluctuate from period to period include:

•	the timing and extent of our research and development efforts;

•	investments and costs of maintaining or protecting our intellectual property;

•	the extent of marketing and sales efforts to promote our products and technologies; and

•	the timing of personnel and consultant hiring.

Many potential competitors who have greater resources and experience than we do may develop products and technologies that make ours obsolete.

Technological competition from other and longer established outdoor and point of sale media manufacturers is significant and expected to increase. Most of the companies with which we expect to compete have substantially greater capital resources, research and development staffs, marketing and distribution programs and facilities, and many of them have substantially greater experience in the production and marketing of products. In addition, one or more of our competitors may have developed or may succeed in developing technologies and products that are more effective than any of ours, rendering our technology and products obsolete or noncompetitive.

Our competitive position will be seriously damaged if our products are found to infringe on the intellectual property rights of others.

Other companies and our competitors may currently own or obtain patents or other proprietary rights that might prevent, limit or interfere with our ability to make, use or sell our products. As a result, we may be found to infringe the intellectual property rights of others. The electronics industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results could be adversely affected. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of our resources. An adverse result from intellectual property litigation could force us to do one or more of the following:

•	cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

•	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; and

•	redesign products or services that incorporate the disputed technology.

If we are forced to take any of the foregoing actions, we could face substantial costs and shipment delays and our business could be seriously harmed.

In addition, it is possible that our customers or end users may seek indemnity from us in the event that our products are found or alleged to infringe the intellectual property rights of others. Any such claim for indemnity could result in substantial expenses to us that could harm our operating results.

Back to Contents

We may face liability claims that harm our reputation and adversely affect our sales and financial condition.

Some of our products may be used for dishonest advertising.  The advertising may be displayed without the control of the Company.   We may also be subject to lawsuits involving allegations of misuse of our products. Product liability insurance may become too costly for us or may become unavailable for us in the future.  We may not have sufficient resources to satisfy any product liability claims not covered by insurance which would materially and adversely affect our financial position.  Significant litigation could also result in a diversion of management’s attention and resources, and negative publicity.

Our operations could be harmed by factors including political instability, natural disasters, fluctuations in currency exchange rates and changes in regulations that govern international transactions.

We expect to sell our products worldwide. The risks inherent in international trade may reduce our international sales and harm our business and the businesses of our customers and our suppliers. These risks include:

•	changes in tariff regulations;

•	political instability, war, terrorism and other political risks;

•	foreign currency exchange rate fluctuations;

•	establishing and maintaining relationships with local distributors and dealers;

•	lengthy shipping times and accounts receivable payment cycles;

•	import and export licensing requirements;

•	compliance with a variety of foreign laws and regulations, including unexpected changes in taxation and regulatory requirements;

•	greater difficulty in safeguarding intellectual property than in the U.S.; and

•	difficulty in staffing and managing geographically diverse operations.

These and other risks may preclude or curtail international sales or increase the relative price of our products compared to those manufactured in other countries, reducing the demand for our products.

We are dependent on third party manufacturers.

We do not have the capacity to manufacture all of our products internally and we are therefore dependent on third party manufacturers.  We are establishing a manufacturing relationship with several manufacturers.  We do not have a formal written agreement with OWNWAY, or any other contract manufacturing partner, which may not be able or willing to manufacture products for us in the quantities and at the level of quality that we require. If we need to seek additional third party manufacturers for our products, we may not be able to obtain acceptable replacement manufacturing sources on a timely basis. An extended interruption in the supply of our products could result in a substantial loss of sales. In addition, any actual or perceived degradation of product quality as a result of our reliance on third party manufacturers may have an adverse effect on sales or result in increased product returns and buybacks.  Failure to maintain quality contract manufacturing could reduce future revenues, adversely affecting financial condition and results of operations.

We rely on outside suppliers to provide a large number of components incorporated in our products.

Our products have a large number of components produced by outside suppliers.  In addition, for certain of these items, we qualify only a single source, which can magnify the risk of shortages and decrease our ability to negotiate with our suppliers on the basis of price.  In particular, we depend on our L.E.D.  supplier to provide expertise and materials used in our proprietary L.E.D. Screens  If a shortage of L.E.D. parts occurs, or if we experience quality problems with suppliers, then our production schedules could be significantly delayed or costs significantly increased, which would have a material adverse effect on our business, liquidity, results of operation and financial position.

Back to Contents

If our key employees do not continue to work for us, our business will be harmed because competition for replacements is intense.

Our performance is substantially dependent on the performance of our executive officers and key technical employees, including, Andrew Gertler our C.E.O,  G. Michael Singh our Director of Global Sales and Ray Shapira our Vice-President of Event and Marketing Sales.   We are dependent on our ability to retain and motivate high quality personnel, especially highly skilled technical personnel. Our future success and growth also depends on our continuing ability to identify, hire, train and retain other highly qualified technical, managerial and sales personnel. Competition for such personnel is intense, and we may not be able to attract, assimilate or retain other highly qualified technical, managerial or sales personnel in the future. The inability to attract and retain the necessary technical, managerial or sales personnel could cause our business, operating results or financial condition to suffer.

We are subject to increased costs as a result of newly adopted accounting and SEC regulations.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management will be required by the end of fiscal 2006 to perform an evaluation of our internal controls over financial reporting and have our independent auditor attest to that evaluation. Compliance with these requirements is expected to be expensive and time consuming. If we fail to timely complete this evaluation, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In designing and evaluating our internal controls over financial reporting, we recognize that any internal control or procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. No system of internal controls can be designed to provide absolute assurance of effectiveness and any material failure of internal controls over financial reporting could materially impact our reported financial results and the market price of our stock could significantly decline. In addition, adverse publicity related to a material failure of internal controls over financial reporting would have a negative impact on our reputation and business.

We may issue preferred stock in the future, and the terms of the preferred stock may reduce the value of your common stock.

We are authorized to issue up to 5,000,000 shares of common stock in one or more series. Our Board of Directors may determine the terms of future common stock offerings without further action by our stockholders. If we issue additional common stock, it could affect your rights or reduce the value of your common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions.

We may issue additional common stock in the future and  this stock may reduce the value of your common stock.

As a result of the financings, we may issue additional shares of common stock without further action by our shareholders. Moreover, although the issuance of our common stock will have no effect on the rights or privileges of existing holders of common stock, the economic and voting interests of each stockholder will be diluted as a result of such issuances. Although the number of shares of common stock that stockholders presently own will not decrease, such shares will represent a smaller percentage of our total shares that will be outstanding after such events.

Back to Contents

Our stock price is volatile and may continue to be volatile in the future.

Our common stock trades on the NASDAQ OTC Electronic Bulletin Board. The market price of our common stock has fluctuated significantly to date. In the future, the market price of our common stock could be subject to significant fluctuations due to general market conditions and in response to quarter-to-quarter variations in:

•	our anticipated or actual operating results;

•	developments concerning our sound reproduction technologies;

•	technological innovations or setbacks by us or our competitors;

•	conditions in the advertising market;

•	announcements of merger or acquisition transactions;

•	changes in personnel within our company; and

•	other events or factors and general economic and market conditions.

The stock market in recent years has experienced extreme price and volume fluctuations that have affected the market price of many technology companies, and that have often been unrelated or disproportionate to the operating performance of companies.

Item 7 - Financial Statements and Supplementary Data.

The financial statements required by this item begin on page F-1 with the index to financial statements followed by the financial statements.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A – Controls and Procedures

The Company’s disclosure controls and procedures have been evaluated by our principal executive officer and principal financial officer as of the end of the period covered by this report.  It is the conclusion of our principal executive officer and principal financial officer that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934 as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Our controls and procedures require that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  No evaluation of controls and procedures can provide absolute assurance that all the control issues within a company have been detected.

It is the conclusion of our principal executive officer and principal financial officer that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and there have been no other changes in our internal controls over financial reporting during our most recent fiscal period that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Back to Contents

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal year ended December 31, 2004

Item 8B – Other Information

None.

PART III

Item 9 – Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

On December 31, 2004, the Company had four directors and executive officers as follows:

Date First

Name	Age	Position	Elected	Term Expiry

Andrew Gertler	44	President, Chief Executive Officer, Director	July 9, 2004	None
Paul Denommee	48	Secretary, Treasurer, Chief Financial Officer Director	July 9, 2004	None

There are no family relationships among the directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

Andrew M. Gertler, age 44, has been Chairman, President and member of the Board of  Director of our company since August 2004. From 2001 to March 2004, he was Managing Director of Gestion Jean-Paul Auclair Inc. a private equity firm. From 1997 to April 2001, he served as director and held various executive officer positions with Hudson Advisors Canada, a private Company which acted Real Estate Advisory Company provided asset management services across Canada and the United States to both the Lone Star Opportunity Fund (LSOF) and the Brazos Opportunity Fund.  He has also served as director of ProMetic Life Science, Inc., a biopharmaceutical company and Avicena Group, Inc., a biopharmaceutical company.  Mr. Gertler holds a B.Comm from McGill University and a M.B.A. from the Richard Ivey School of Business at the University of Western Ontario.

Paul Denommee-, age 48 Secretary/Treasurer and member of the Board of Directors of Neutron. Paul Denommee has been in the insurance and mortgage brokerage business for over 25 years, with a special focus on insurance fraud. Mr. Denommee is past President of the Mortgage Association for the Province of Quebec, and Vice President for Cimble Canadian Institute of Mortgage Lenders and Brokers, which is comprised of over 5,000 mortgage lenders across Canada. Prior experience includes Andrew Hamilton Insurance, based in Ottawa, Canada, where he was the Senior Analyst for Canadian Fraud Investigation Claims, and had similar responsibilities for The Guarantee Company of North America.

Back to Contents

Compliance with Section 16(a) of the Exchange Act

Messrs Gertler and Denommee failed to timely file a Form 3 within ten days of assuming their roles with the Company based upon a mistaken assumption that they were not required to file due to the lack of ownership to report.

Audit Committee. The Board of Directors has not yet established an audit committee, and the functions of the audit committee are currently performed by the entire Board of Directors. We will establish an audit committee in 2005.

Board of Directors Independence. Our Board of Directors consists of two members. None of our directors are “independent” within the meaning of definitions established by the Securities and Exchange Commission or any self-regulatory organization. The Company intends on adding independent directors to the board in 2005.

Audit Committee Financial Expert. We do not yet have an audit committee and, therefore, we have no “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-B. In general, an “audit committee financial expert” is an individual member of the audit committee who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves, (c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to the Company’s financial statements, (d) understands internal controls over financial reporting and (e) understands audit committee functions.  When the Audit Committee is formed an appropriate financial expert will be added.

Code of Ethics. We have not yet adopted a Code of Ethics applicable to our Chief Executive Officer, principal financial and accounting officers and persons performing similar functions. A Code of Ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) the prompt reporting violation of the code and (e) accountability for adherence to the Code. We have not yet adopted a Code of Ethics, nor are we under any legal obligation to do so. When we adopt a Code of Ethics, we will file a copy of the Code of Ethics with the Securities and Exchange Commission, and will provide a copy, without charge, to any person desiring a copy of the Code of Ethics, by written request to the Company at its principal offices.

Item 10 – Executive Compensation

The Company’s current officers and directors receive no compensation, except the following:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary $	Bonus $	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Andrew Gertler
President, Chief Executive	2004	CDN 50,000	0	0	0	0	0	0

Russell Hoffman
Chief Executive Officer	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0

Andrew Gertler is presently acting as President of our Company pursuant to an offer letter which provides for payment of Cdn$10,000 per month and a six month termination pay if terminated by the Company. The Company and Mr. Gertler are in discussions regarding a new employment agreement.

There are no annuities, pensions or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at a normal retirement date pursuant to any presently existing plan provided or contributed to by the Company. As of the date hereof, the Company has no outstanding stock option or other equity compensation plan, nor are there any outstanding stock options granted to our executive officers.

Back to Contents

Item 11 – Security Ownership of Certain Beneficial Ownership and Management and Related Stock Matters

The following table sets forth certain information, to the knowledge of management, concerning the beneficial ownership of shares of our common stock as of March 31, 2005 by:

•	each person who is the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our executive officers and directors as a group.

Beneficial ownership is generally attributed to person(s) who have the right to vote or dispose of securities. Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) and that can be acquired by him within 60 days from the date of this report, including upon the exercise of options, warrants or convertible securities. We determine a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of the date of this prospectus, have been exercised or converted.

Unless otherwise indicated, each person in the table has sole investment and voting power with respect to all shares shown as beneficially owned. Unless otherwise indicated the address of each beneficial owner is 21218 St Andrews Boulevard #509, Boca Raton, Fl 33433

NAME AND ADDRESS	NUMBER OF SHARES	PERCENT OF BENEFICIALLY OWNED OUTSTANDING SHARES

Andrew Gertler	0	0
Paul Denomme	20,000	*
Officers and Directors as a group (2) persons)	20,000	*
* Less than 1%

CHANGES IN CONTROL

As of the date covered in this report, there are no arrangements in place that will result in a change of control in the Company.

Back to Contents

ITEM 12 – Certain Relationships and Related Party Transactions

As of December 31, 2004, the Company is obligated to a former director and officer on an interest bearing promissory note in the amount of $67,186 due on demand with interest calculated at a rate of 10% per annum (compounded annually).  Current year interest expense on this loan was $4,909 (2003 – $Nil).

As of December 31, 2004, the Company wrote off a receivable from a former director/officer in the amount of $30,680.  This loan receivable was non-interest bearing and due on demand.

As of December 31, 2004, the Company is obligated to a shareholder in the amount of $25,000.  This loan is unsecured, non-interest bearing and due on demand.

As of December 31, 2004, the Company is obligated to a shareholder in the amount of $6,948, which represents the accrued interest on the principal.  The principal had an interest rate of 8% per annum and was due on demand, and it has been paid off as of December 31, 2004.  Current year interest expense on this loan was $6,948 (2003 - $Nil).

During the year, the Company paid management fees of $40,237 (2003 - $Nil) to a director of the Company.  As of December 31, 2004, no amount was owing to this director for unpaid management fees and travel expenses paid on behalf of the Company.  In addition, the Company issued 20,000 common shares to a director for services received.  The common shares had been valued at $1.33 per share.

During the year, the Company paid severance costs of $50,000 to a former officer.

Item 13 - Exhibits

EXHIBITS

The exhibits required by Item 601 of Regulation S-B are listed on the Exhibit Index attached.

None

Item 14 – Principal Accountant Fees and Services

Audit Fees: $18,000. Aggregate fees billed for the last fiscal year for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements and review of financial statements included in registrant’s Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees: $10,480 Aggregate fees billed for the last fiscal year for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported above. Registrant shall describe the nature of the services comprising the fees disclosed under this category.

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

Back to Contents

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUTRON ENTERPRISES, INC.

/s/ ANDREW GERTLER

Andrew Gertler, Chief Executive Producer

Dated: April 15, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ANDREW GERTLER

Andrew Gentler, President, Director

Dated: April 15, 2005

/s/ PAUL DENOMMEE

Paul Denommee , Secretary/Treasurer, Director, Chief Financial Officerr

Dated: April 15, 2005

Back to Contents

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Articles of Incorporation(1)
3.2	By-Laws (1)
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Previously filed in connection with the Registrant’s Registration Statement on Form SB-2, Commission File No. 333-56516.

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of Neutron Enterprises, Inc.:

We have audited the accompanying consolidated balance sheet of Neutron Enterprises, Inc. (A Development Stage Company) as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for the years ended December 31, 2004 and 2003.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation.  We believe that our audit provides a reasonable basis of our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

Vancouver, B.C.	STALEY, OKADA & PARTNERS
March 22, 2005	CHARTERED ACCOUNTANTS

Staley Okadia & Partners is a members of MSI a network of Independent professional firms   •  a member of the Institute of Chartered Accountants of British Columbia
A partnership of Incorporated professionals. L.M. Okada, Ltd., C.N. Chandler, Ltd., K.A.Scott Ltd. J.M.Bhaginath Ltd, LW.D. Vickars Ltd., G.S. Traber Inc. D. Larooque Ltd.

Back to Contents

NEUTRON ENTERPRISES, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(US Dollars)

DECEMBER 31, 2004

Back to Contents

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Consolidated Balance Sheet
December 31, 2004
(US Dollars)

ASSETS
Current assets:
Cash and cash equivalents	$1,438,824
Inventory	613,847
Prepaid expenses	25,541

Total current assets	2,078,212
Property and equipment (Note 3)	5,874

Total assets	$2,084,086

LIABILITIES
Current liabilities:
Accounts payable	$48,329
Accrued liabilities	164,500
Due to related parties (Note 6)	99,134

Total current liabilities	311,963
Share subscriptions received in advance, net (Note 4e)	2,042,500

Total liabilities	2,354,463

STOCKHOLDERS’ DEFICIENCY
Common stock, $ 0.001 par value, 100,000,000 authorized, 42,080,000 shares issued and outstanding	42,080
Capital in excess of par value	23,290,520
Deficit accumulated during the development stage	(23,602,977)

Total stockholders’ deficiency	(270,377)

Total liabilities and stockholders’ deficiency	$2,084,086

The accompanying notes are an integral part of these statements.

Back to Contents

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Consolidated Statements of Loss For The Periods Ended
December 31, 2004 and 2003
(US Dollars)

	Cumulative, Inception December 28, 2000 Through December 31, 2004

		Years Ended December 31,

		2004	2003

Revenues	$—	$—	$—

General and administrative expenses	1,903,830	1,781,048	55,623

Operating loss	(1,903,830)	(1,781,048)	(55,623)

Other expenses:
Write off of loan receivable (Note 6)	(30,680)	(30,680)	—
Write off of intangible assets (Note 4a)	(21,655,386)	(21,655,386)	—
Interest expense	(13,081)	(12,435)	(153)

	(21,699,147)	(21,698,501)	(153)

Net loss	$(23,602,977)	$(23,479,549)	$(55,776)

Loss per common share – Basic and diluted		$(0.72)	$(0.00)

Weighted average number of common shares outstanding		32,525,973	31,500,000

The accompanying notes are an integral part of these statements.

Back to Contents

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Consolidated Statements of Stockholders’ Deficiency For The Period From Inception,
December 28, 2000 through December 31, 2004
(US Dollars)

			Capital in Excess of Par Value	Deficit Accumulated During the Development Stage

	Common Stock

	Shares	Amount			Total

Inception, December 28, 2000	—	$—	$—	$—	$—
Stock issued for cash	1,000,000	1,000	—	—	1,000
Development stage net loss	—	—	—	(1,435)	(1,435)

Balances, December 31, 2000	1,000,000	1,000	—	(1,435)	(435)
Development stage net loss	—	—	—	(33,798)	(33,798)

Balances, December 31, 2001	1,000,000	1,000	—	(35,233)	(34,233)
Stock issued for cash	30,500,000	30,500	14,700	—	45,200
Development stage net loss	—	—	—	(32,419)	(32,419)

Balances, December 31, 2002	31,500,000	31,500	14,700	(67,652)	(21,452)
Development stage net loss	—	—	—	(55,776)	(55,776)

Balances, December 31, 2003	31,500,000	31,500	14,700	(123,428)	(77,228)
Stock issued for services	1,080,000	1,080	1,435,320	—	1,436,400
Stock issued for assets	9,500,000	9,500	21,840,500	—	21,850,000
Development stage net loss	—	—	—	(23,479,549)	(23,479,549)

Balances, December 31, 2004	42,080,000	$42,080	$23,290,520	(23,602,977)	$(270,377)

The accompanying notes are an integral part of these statements.

Back to Contents

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Consolidated Statements of Cash Flows For The Periods Ended
December 31, 2004 and 2003
(US Dollars)

	Cumulative, Inception December 28, 2000 Through December 31, 2004

		Years Ended December 31,

		2004	2003

Cash flows from operating activities:
Net loss	$(23,602,977)	$(23,479,549)	$(55,776)
Adjustments to reconcile net loss to cash flows from development stage operations:
Depreciation	—	—	(74)
Shares issued for services received	1,436,400	1,436,400	—
Write off of intangibles assets	21,655,386	21,655,386	—
Write off of website development costs	—	—	1,303
Changes in operating assets and liabilities:
Inventory	(419,233)	(419,233)
Prepaid expenses	(25,541)	(24,072)	(739)
Accounts payable	155,829	40,264	6,892
Accrued liabilities	57,000	147,500	17,000

Net cash flows from operating activities	(743,136)	(643,304)	(31,394)

Cash flows from investing activities:
Disposal (acquisition) of property and equipment	(5,874)	(5,874)	257

Net cash flows from investing activities	(5,874)	(5,874)	257

Cash flows from financing activities:
Due to related parties	99,134	45,061	13,719
Share subscriptions received in advance, net	2,042,500	2,042,500	—
Proceeds from sale of common stock	46,200	—	—

Net cash flows from financing activities	2,187,834	2,087,561	13,719

Net cash flows	1,438,824	1,438,383	(17,418)
Cash and cash equivalents:
Beginning	—	441	17,859

Ending	$1,438,824	$1,438,824	$441

Supplemental cash flow disclosures:
Cash paid for interest	$13,081	$12,435	$153
Cash paid for income taxes	$—	$—	$—
Supplemental disclosure for non-cash transactions:
Shares issued for services received	$1,436,400	$1,436,400	$—
Shares issued for assets	$21,850,000	$21,850,000	$—

The accompanying notes are an integral part of these statements.

Back to Contents

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(US Dollars)

Note 1 - Nature of Operation

Following is a summary of the Company’s organization and significant accounting policies:

Organization and nature of business – Neutron Enterprises, Inc. (the Company) is a Nevada corporation incorporated on December 28, 2000. It was based in Vancouver, British Columbia, Canada until February 2004.  In February 2004, the Company moved its office to Los Angeles, California, U.S.A.  In February 2005, the Company opened offices in Mississauga, Ontario, Canada.

During the current year, the Company acquired certain assets of 2024069 Ontario Inc. and Elumalite Technologies Inc.to enable the Company to enter into the outdoor media market utilizing large scale full motion video display screens using light emitting diode technology and point of sale and point of display markets. As part of the acquisition, the Company incorporated two Canadian companies, 4234260 Canada Inc. and 4234251 Canada Inc, to purchase the target assets.  4234260 Canada Inc. is a wholly-owned subsidiary of the Company.  4234251 Canada Inc. is a subsidiary of 4234260 Canada Inc.  On the basis of these acquisitions, the Company intends to create an outdoor broadcast media company, able to run real-time, local or national ad campaigns similar to network and local television stations.

Neutron is a media company that operates the Digital Signage Broadcast Network (DSBN) and Elumalite Technologies (EL).  DSBN’s L.E.D. (Light Emitting Diode) sales company is based in Mississauga, Ontario with proprietary product sub-assembly manufacturing in Taipei.  The Company manufactures, sells, assembles and installs custom modular small to large format L.E.D. displays and systems for indoor and outdoor digital video applications.   EL is a new electroluminescent point of sale and point of display technology sold to multinational consumer products and packaged goods companies.  ELumasheet signs are a thin sheet of vinyl (2mm), flexible, and can be designed in many custom shapes and sizes. The design provides the client an animated point of sale poster bringing life to a static design. At the client’s request, ELumalite will provide its graphics & animation department’s input as part of its turn key solution.

Note 2 – Significant Accounting Policies

a)     Basis of Presentation

These consolidated financial statements, presented in U.S. dollars and in accordance with generally accepted accounting principles in the United States, include the accounts of Neutron Enterprises Inc. and its wholly owned subsidiaries, 4234260 Canada Inc. and 4234251 Canada Inc.  All inter-company transactions and balances have been eliminated on consolidation.

b)     Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities.  These estimates and assumptions are based on the Company’s historical results as well as management’s future expectations.  The Company’s actual results could vary materially from management’s estimates and assumptions.

Back to Contents

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(US Dollars)

Note 2 – Significant Accounting Policies - continued

c)     Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all cash in banks, money market funds, and certificates of deposit with a maturity of less than three months to be cash equivalents.

d)      Inventory

Inventory is stated at the lower of cost or market. Cost includes all costs of purchase, cost of conversion and other costs incurred in bringing the inventory to its present location and condition, and is calculated using the weighted average method. Market value is determined by reference to the sales proceeds of items sold in the ordinary course of business after the balance sheet date or to management estimates based on prevailing market conditions.

e)     Property and Equipment and Depreciation

Property and equipment are stated at cost.  Depreciation is computed using the declining method to allocate the cost of depreciable assets over the estimated useful lives of the assets as follow:

Computer equipment	30% - declining method
Office equipment	20% - declining method

Depreciation commences at the time when the assets are substantially being used.

f)     Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable or at least at the end of each reporting period.  Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.  For long-lived assets to be held and used, management measures fair value based on quoted market prices or based on discounted estimates of future cash flows.

g)     Revenue Recognition

Revenues are recognized when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collection is reasonably assured.  Revenue derived from the sale of services is initially recorded as deferred revenue on the balance sheet.  The amount is recognized as income over the term of the contract.

Revenue from time and material service contracts is recognized as the services are provided.  Revenue from fixed price, long-term service or development contracts is recognized over the contract term based on the percentage of services that are provided during the period compared with the total estimated services to be provided over the entire contract.  Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent.  Payment terms vary by contract.

During the current year, the Company did not receive any sales contracts.

Back to Contents

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(US Dollars)

Note 2 – Significant Accounting Policies - continued

h)     Foreign Currency Transactions

The Company’s reporting currency is the U.S. dollar.  All transactions initiated in foreign denominations are translated into U.S. dollars as follows:

i)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date,
ii)	All other assets and liabilities at historical rates, and
iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Exchange gains and losses arising from such translations are deferred until realization and are included as a separate component of shareholder’s equity as a component of comprehensive income or loss.  Upon realization, the amount deferred is recognized in income in the period when it is realized.

i)     Income Taxes

Income taxes are accounted for using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

k)     Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, consisting of its cash and cash equivalents, accounts payable, accrued liabilities, amounts due to related parties and share subscriptions received in advance, materially approximate their respective fair values at each balance sheet date due to the immediate or short-term maturity of these instruments.

l)     Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and amounts due to related parties.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company’s management also routinely assesses the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

m)     Derivative Financial Instruments

The Company was not a party to any derivative financial instruments during any of the reported fiscal periods.

Back to Contents

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(US Dollars)

Note 2 – Significant Accounting Policies - continued

n)     Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services the entity provides, the material countries in which it holds assets and reports revenues and its major customers.  The Company currently operates in Canada and United States, as disclosed in the accompanying statements of operations.

o)     Stock-Based Compensation

The Company accounts for stock-based compensation issued to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees”.  Under the intrinsic value method, compensation is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock.  Compensation, if any, is recognized over the applicable service period, which is usually the vesting period.  The Financial Accounting Standards Board (“FASB”) has issued SFAS No. 123 “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation  - Transition and Disclosure, an amendment of FASB Statement No. 123” and interpreted by FASB Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25”.  This standard, if fully adopted, changes the method of accounting for all stock-based compensation to the fair value method.  For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant and the annual rate of quarterly dividends.  Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

The adoption of the accounting methodology of SFAS No. 123 for employees is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as if the Company had adopted the cost recognition requirements under SFAS No. 123, are required to be presented.

During the current year, the Company did not issue stock options to its directors, officers and employees and it has no outstanding stock options and warrant as of the fiscal year end.

p)     Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

There is no material impact on the financial statements resulting from the application of SFAS No. 130 in the current or prior years presented.

Back to Contents

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(US Dollars)

Note 2 – Significant Accounting Policies - continued

q)     Loss per Share

The Company computes net loss per common share using SFAS No. 128 “Earnings Per Share.”  Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average common shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at December 31, 2004 and 2003.  Because the Company has incurred net losses and has no potentially dilutive common shares, basic and diluted loss per share are the same.  Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

r)     Treasury Stock

The Company accounts for acquisitions of treasury stock under the cost method. Treasury stock is recorded as a separate component of stockholders’ equity at cost, and paid-in capital accounts are not adjusted until the time of sale, retirement or other disposition.

s)     Recently Adopted Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”   FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The Company adopted the provisions of FIN 46, as required, on July 1, 2003 with no material impact on its financial statements.

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”.  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS 149, as required, on July 1, 2003, with no material impact on its financial statements.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company adopted SFAS 150, as required, on July 1, 2003, with no material impact on its financial statements.

Back to Contents

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(US Dollars)

Note 2 – Significant Accounting Policies - continued

In November 2004, the FASB also issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which will become effective for the Company beginning January 1, 2006. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations, but does not believe the impact of the change will be material.

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle.  SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”.  SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Back to Contents

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(US Dollars)

Note 3 – Property and Equipment

Details are as follows:

	Cost	Accumulated Depreciation	Net Book Value 2004	Net Book Value 2003

Office and computer equipment	$5,874	$—	$5,874	$—

Note 4 - Capital Stock

a)     On December 15, 2004, the Company through its wholly owned subsidiaries, 4234260 Canada Inc. and 4234251 Canada Inc., acquired certain assets from two unrelated companies.   Under the terms of the assets purchase agreements, 4234251 Canada Inc. paid $407,068 in cash and issued 9,500,000 Class E exchangeable shares (“Exchangeable Shares”) to the vendors.  The Exchangeable Shares can be converted, at the option of the holders, to 9,500,000 common shares of Neutron Enterprises Inc. with no additional consideration given.

The Exchangeable Shares have been valued at $2.3 per share, based on the closing price on December 15, 2004.  A total consideration paid to acquire these assets is $22,257,068.  Based on the fair values at the date of acquisition, the amounts of $595,808 and $5,874 were allocated to inventory and to property and equipment respectively, and the remaining balance of $21,655,386 was allocated to intangible assets.  As of December 31, 2004, management re-valued the benefits of the intangible assets and determined a write down of the value to $Nil.   The write down amount was charged to the current year.

4234251 Canada Inc. has executed a Put and Call Agreement with each vendor relating to the Exchangeable Shares.  Pursuant to the respective agreements, each vendor has the option, under certain circumstances including the insolvency of the corporation, to cause the corporation to repurchase its Exchangeable Shares in consideration of the delivery of common shares of Neutron Enterprises, Inc., the whole or a one for one basis.  The agreement also gives Neutron Enterprises, Inc. as well as 4234260 Canada Inc. an overriding call right to purchase the Exchangeable Shares owned by each vendor should a vendor request that the corporation repurchase the Exchangeable Shares, whether pursuant to the Put and Call Agreement or pursuant to the articles of incorporation of the corporation.  Consideration in the circumstance is the common shares of Neutron Enterprises Inc.

Accordingly, in these consolidated financial statements the Exchangeable Shares have been shown as equity.

A total of 4,500,000 Exchangeable Shares are held in escrow until the earlier of i) 9 months after the completion of the assets acquisition or ii) the vendor assist 4234251 Canada Inc. to enter into a Joint Venture agreement with a third party.

b)     On June 8, 2004, the Company issued 1,080,000 common shares of its capital stock in consideration for services received.  The fair value of the services received for purposes of these financial statements was determined using the closing trading price of the Company’s shares on June 8, 2004, being $1.33 per share.

c)     Effective 30 June 2003, the Company effected a 10 for 1 forward split of its common stock, under which each shareholder of record on June 6, 2003, received 10 new shares of the Corporation’s $0.001 par value stock for every one share outstanding.  All share figures in these financial statements have been adjusted to give effect to the 10 for 1 split.

Back to Contents

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(US Dollars)

Note 4 - Capital Stock - continued

d)     Since its inception, the Company has issued shares of its common stock as follows:

Description	Date	Shares	Price Per Share	Amount

Shares issued for cash	Dec. 28, 2000	1,000,000	$0.001	$1,000
Shares issued for cash	May 28, 2002	22,500,000	0.001	22,500
Shares issued for cash	May 29, 2002	8,000,000	0.003	24,000
Shares issued for services	June 8, 2004	1,080,000	1.330	1,436,400
Less: Related issuance costs				(1,300)
Shares issued for assets	Dec. 15, 2004	9,500,000	2.300	21,850,000

Cumulative Totals		42,080,000		$23,332,600

e)  During the year, the Company announced a $3,000,000 private placement.  As at December 31, 2004, the Company has received $2,150,000 of share subscriptions in advance of shares being issued.  Subsequent to December 31, 2004, the Company received the remaining share subscriptions of $850,000.  The Company is required to pay 5% of the gross proceeds as agent fees.  As of December 31, 2004, the Company has accrued $107,500 in liabilities and the offsetting entry is to share subscription received in advance.

Note 5 - Federal Income Tax

The Company follows Statement of Financial Accounting Standards Number 109 (SFAS 109), Accounting for Income Taxes. Deferred income taxes reflect the net effect of (a) temporary differences between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry forward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

Refundable Federal income tax attributable to:

	2004	2003

Current operations	$(600,000)	$(18,000)
Net refundable amount	600,000	18,000

Deferred tax asset attributable to: Net refundable amount	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company’s net deferred tax amounts as of December 31, 2004 and 2003 are as follows:

Deferred tax asset attributable to:

	2004	2003

Net operating loss carryover	$643,000	$41,000
Less: Valuation allowance	(643,000)	(41,000)

Net deferred tax asset	$—	$—

Back to Contents

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(US Dollars)

Note 5 - Federal Income Tax - continued

At December 31, 2004, the Company had unused net operating loss carryovers which may be used to offset future taxable income and which expire as follows:

Expiry	Amount

December 31, 2020	$1,435
December 31, 2021	$33,798
December 31, 2022	$32,419
December 31, 2023	$55,776
December 31, 2024	$1,767,046

Total Net Operating Loss Carryover	$1,890,474

As of December 31, 2004, the Canadian subsidiaries also have approximately $21,000 (Cdn. $25,000) of non-capital losses, which are not included in the figures above, that can be used to reduce future taxable income.

Note 6 - Related Party Balances and Transactions

As of December 31, 2004, the Company is obligated to a former director and officer on an interest bearing promissory note in the amount of $67,186 due on demand with interest calculated at a rate of 10% per annum (compounded annually).  Current year interest expense on this loan was $4,909 (2003 – $Nil).

As of December 31, 2004, the Company wrote off a receivable from a former director/officer in the amount of $30,680.  This loan receivable was non-interest bearing and due on demand.

As of December 31, 2004, the Company is obligated to a shareholder in the amount of $25,000.  This loan is unsecured, non-interest bearing and due on demand.

As of December 31, 2004, the Company is obligated to a shareholder in the amount of $6,948, which represents the accrued interest on the principal.  The principal had an interest rate of 8% per annum and was due on demand, and it has been paid off as of December 31, 2004.  Current year interest expense on this loan was $6,948 (2003 - $Nil).

During the year, the Company paid management fees of $40,237 (2003 - $Nil) to a director of the Company.  As of December 31, 2004, no amount was owing to this director for unpaid management fees and travel expenses paid on behalf of the Company.  In addition, the Company issued 20,000 common shares to a director for services received.  The common shares had been valued at $1.33 per share, see note 4(b).

During the year, the Company paid severance costs of $50,000 to a former officer.

Back to Contents

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(US Dollars)

Note 7 – Commitments

a)     The Company, through its subsidiary 4234251 Canada Inc., has entered into an operating lease for office premises in Canada.  Minimum lease payments are as follows:

2005	$44,520
2006	50,000
2007	51,570
2008	53,140
2009	54,700
Thereafter	4,570

In addition to the basic rent, the Company is responsible for its proportionate share of property taxes and operating costs for the office premises.

b)     The Company, through its subsidiary 4234251 Canada Inc., offered and completed an employment contract with an unrelated individual.  Under the terms of the employment contract, the Company will pay a monthly salary of Cdn. $15,000 and a monthly expense allowance of Cdn. $10,000.  The contract expires in November 30, 2007 and is renewable for a period of one year after November 30, 2007 and for a further one year period thereafter.

Note 8 – Segmented Information

Geographic	U.S.	Canada	Total

Net loss for the period	$1,768,079	$21,711,470	$23,479,549
Property and equipment	$—	$5,874	$5,874
Inventory	$—	$613,847	$613,847
Identifiable assets	$1,402,271	$681,815	$2,084,086

Note 9 – Subsequent Events

On January 11, 2005, the Company completed the acquisition of certain assets from an unrelated company.  Under the terms of the definitive asset acquisition agreement, the aggregate purchase price for the acquired assets will be payable by the treasury issuance of 500,000 exchangeable shares of 4234251 Canada Inc. and by paying $100,000 (cash).   The exchangeable shares can be exchanged to the common shares of Neutron Enterprises, Inc. at no additional considerations to the vendor.  300,000 of the exchangeable shares may be exchanged into shares of Neutron Enterprises, Inc. at any time.  The remaining 200,000 exchangeable shares are subject to earn out restrictions.