Form 10QSB
period 2005-03-31
NEUTRON ENTERPRISES INC
filed 2005-05-23
CIK 1135140

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

    Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

     Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number 005-80243

NEUTRON ENTERPRISES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0338100
(State of Incorporation)	(IRS Identification No.)

1 Westmount Square, Suite 1660, Westmount, Quebec, H3Z 2P9, Canada
(Address of principal executive offices)

(514) 904-0293
(Issuer’s telephone number)

 Check whether the issuer:

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days. Yes No

As of March 31, 2005, there were 45,680,000 shares issued and outstanding of the issuer’s common stock.

Transitional Small Business Disclosure Format (check one):            Yes        No

Back to Contents

NEUTRON ENTERPRISES, INC..
TABLE OF CONTENTS
FORM 10-QSB
FOR THE QUARTER ENDED MARCH 31, 2005

Back to Contents

FORWARD-LOOKING STATEMENTS

Portions of this report, including disclosure under “Management’s Discussion and Analysis or Plan of Operation,” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, expect, anticipate, estimate, believe, intend, contemplate or project.

With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we caution that, while we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Execept as required by law, we do not undertake any obligations to publicly release any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect unanticipated events that may occur.

Back to Contents

Item 1: Financial Statements (Unaudited)

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Interim Consolidated Balance Sheet
March 31, 2005
Unaudited (US Dollars)

ASSETS
Current assets:
Cash and cash equivalents	$1,489,766
Accounts receivable	51,640
Inventory	623,865
Prepaid expenses	25,380

Total current assets	2,190,651

Property and equipment (Note 3)	97,126

Total assets	$2,287,777

LIABILITIES
Current liabilities:
Accounts payable	$35,339
Accrued liabilities	67,746
Unearned revenue	5,000
Due to related parties (Note 6)	100,953

Total current liabilities	209,038

Total liabilities	209,038

STOCKHOLDERS’ EQUITY
Common stock, $ 0.001 par value, 100,000,000 authorized,
45,680,000 shares issued and outstanding (Note 4)	45,680
Capital in excess of par value	27,381,920
Accumulated comprehensive gain	10,431
Deficit accumulated during the development stage	(25,359,292)

Total stockholders’ equity	2,078,739

Total liabilities and stockholders’ equity	$2,287,777

The accompanying notes are an integral part of these statements.

Back to Contents

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Interim Consolidated Statements of Loss For The Periods Ended
March 31, 2005 and 2004
Unaudited (US Dollars)

Cumulative, Inception
December 28, 2000
	Through	Three Months Ended March 31,
	March 31,
	2005	2005	2004

Revenues	$17,950	$17,950	$—

General and administrative expenses	2,935,460	1,031,630	19,676

Operating loss	(2,917,510)	(1,013,680)	(19,676)

Other income (expenses):
Write off of loan receivable	(30,680)	—	—
Write off of intangible assets (Note 4b)	(22,400,386)	(745,000)	—
Interest income (expense)	(10,716)	2,365	(824)

	(22,441,782)	(742,635)	(824)

Net loss	$(25,359,292)	$(1,756,315)	$(20,500)

Loss per common share – Basic and diluted		$(0.04)	$(0.00)

Weighted average number of common shares outstanding		44,193,333	31,500,000

The accompanying notes are an integral part of these statements.

Back to Contents

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Interim Consolidated Statements of Loss For The Periods Ended
March 31, 2005 and 2004
Unaudited (US Dollars)

			Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Accumulated Comprehensive Gain Loss)	Total
	Common Stock

	Shares	Amount

Inception, December 28, 2000	—	$—	$—	$—	$—	$—
Stock issued for cash	1,000,000	1,000	—	—	—	1,000
Development stage net loss	—	—	—	(1,435)	—	(1,435)

Balances, December 31, 2000	1,000,000	1,000	—	(1,435)	—	(435)
Development stage net loss	—	—	—	(33,798)	—	(33,798)

Balances, December 31, 2001	1,000,000	1,000	—	(35,233)	—	(34,233)

Stock issued for cash	30,500,000	30,500	14,700	-	—	45,200
Development stage net loss	—	—	—	(32,419)	—	(32,419)

Balances, December 31, 2002	31,500,000	31,500	14,700	(67,652)	—	(21,452)

Development stage net loss	—	—	—	(55,776)	—	(55,776)

Balances, December 31, 2003	31,500,000	31,500	14,700	(123,428)	—	(77,228)

Stock issued for services	1,080,000	1,080	1,435,320	—	—	1,436,400
Stock issued for assets	9,500,000	9,500	21,840,500	—	—	21,850,000
Development stage net loss	—	—	—	(23,479,549)	—	(23,479,549)

Balances, December 31, 2004	42,080,000	$42,080	$23,290,520	(23,602,977)	—	$(270,377)

Stock issued for cash	3,000,000	3,000	2,847,000	—	—	2,850,000
Stock issued for services	300,000	300	599,700	—	—	600,000
Stock issued for assets	300,000	300	644,700	—	—	645,000
Foreign exchange gain	—	—	—	—	10,431	10,431
Development stage net loss	—	—	—	(1,756,315)	—	(1,756,315)

Balances, March 31, 2005	45,680,000	$45,680	$27,381,920	$(25,359,292)	$10,431	$2,078,739

The accompanying notes are an integral part of these statements.

Back to Contents

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Interim Consolidated Statements of Cash Flows For The Periods Ended
March 31, 2005 and 2004
Unaudited (US Dollars)

Cumulative, Inception
December 28, 2000
Through		Three Months Ended March 31,
March 31,
	2005	2005	2004

Cash flows from operating activities:
Net loss	$(25,359,292)	$(1,756,315)	$(20,500)
Adjustments to reconcile net loss to cash
flows from development stage operations:
Depreciation	6,467	6,467	—
Shares issued for services received	2,036,400	600,000	—
Write off of intangibles assets	22,400,386	745,000	—
Changes in operating assets and liabilities:
Accounts receivable	(51,640)	(51,640)	—
Inventory	(429,251)	(10,018)	—
Prepaid expenses	(25,380)	161	1,200
Accounts payable	35,339	(12,990)	50
Accrued liabilities	67,746	(96,754)	3,000
Unearned revenue	5,000	5,000	—

Net cash flows from operating activities	(1,314,225)	(571,089)	(16,250)

Cash flows from investing activities:
Acquisition of property and equipment	(103,593)	(97,719)	—
Acquisition of intangibles	(100,000)	(100,000)	—

Net cash flows from investing activities	(203,593)	(197,719)	—

Cash flows from financing activities:
Due to related parties	100,953	1,819	33,470
Share subscriptions received in advance, net	—	(2,042,500)	—
Proceeds from sale of common stock	2,896,200	2,850,000	—

Net cash flows from financing activities	2,997,153	809,319	33,470

Effect of exchange rate changes on cash and cash equivalents	10,431	10,431	—

Net cash flows	1,489,766	50,942	17,220

Cash and cash equivalents:
Beginning	—	1,438,824	441

Ending	$1,489,766	$1,489,766	$17,661

Supplemental cash flow disclosures:
Cash paid for interest	$824	$—	$824
Cash paid for income taxes	$—	$—	$—
Supplemental disclosure for non-cash transactions:
Shares issued for services received	$2,036,400	$600,000	$—
Shares issued for assets	$22,495,000	$645,000	$—

The accompanying notes are an integral part of these statements.

Back to Contents

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Interim Consolidated Financial Statements
March 31, 2005 and 2004
Unaudited (US Dollars)

Note 1 – Nature of Operation

Following is a summary of the Company’s organization and significant accounting policies:

Organization and nature of business –Neutron Enterprises, Inc. (the Company) is a Nevada corporation incorporated on December 28, 2000. It was based in Vancouver, British Columbia, Canada until February 2004. In February 2004, the Company moved its office to Los Angeles, California, U.S.A. In February 2005, the Company opened offices in Mississauga, Ontario, Canada.

During the year ended December 31, 2004, the Company acquired certain assets of 2024069 Ontario Inc. and Elumalite Technologies Inc. to enable the Company to enter into the outdoor media market utilizing large scale full motion video display screens using light emitting diode technology and point of sale and point of display markets. As part of the acquisition, the Company incorporated two Canadian companies, 4234260 Canada Inc. and 4234251 Canada Inc, to purchase the target assets. 4234260 Canada Inc. is a wholly-owned subsidiary of the Company. 4234251 Canada Inc. is a subsidiary of 4234260 Canada Inc. On the basis of these acquisitions, the Company intends to create an outdoor broadcast media company, able to run real-time, local or national ad campaigns similar to network and local television stations.

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

Note 2 – Significant Accounting Policies

a)     Basis of Presentation

These interim consolidated financial statements, presented in U.S. dollars and in accordance with generally accepted accounting principles in the United States, include the accounts of Neutron Enterprises Inc. and its wholly owned subsidiaries, 4234260 Canada Inc. and 4234251 Canada Inc. All inter-company transactions and balances have been eliminated on consolidation.

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

Back to Contents
NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Interim Consolidated Financial Statements
March 31, 2005 and 2004
Unaudited (US Dollars)

Note 2 – Significant Accounting Policies – continued

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

Computer equipment	30% – declining method

Office equipment	20% – declining method

Depreciation commences at the time when the assets are substantially being used.

f)     Revenue Recognition

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

g)     Foreign Currency Transactions

The Company’s functional currency is the Canadian dollar. The Company’s reporting currency is the U.S. dollar. All transactions initiated in Canadian dollars are translated into U.S. dollars in accordance with SFAS No. 52 “Foreign Currency Translation” as follows:

i)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date; and
ii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Back to Contents
NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Interim Consolidated Financial Statements
March 31, 2005 and 2004
Unaudited (US Dollars)

Note 2 – Significant Accounting Policies – continued

g)     Foreign Currency Transactions – continued

Adjustments arising from such translations are deferred until realization and are included as a separate component of shareholders’ equity (deficiency) as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income (loss).

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

h)     Income Taxes

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

i)     Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, consisting of its cash and cash equivalents, accounts receivables, accounts payable, accrued liabilities, unearned revenue and amounts due to related parties, materially approximate their respective fair values at each balance sheet date due to the immediate or short-term maturity of these instruments.

j)     Concentrations of Credit Risk

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

k)     Derivative Financial Instruments

The Company was not a party to any derivative financial instruments during any of the reported fiscal periods.

Back to Contents
NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Interim Consolidated Financial Statements
March 31, 2005 and 2004
Unaudited (US Dollars)

Note 2 – Significant Accounting Policies – continued

l)     Segment Reporting

SFAS No. 131, “ Disclosures about Segments of an Enterprise and Related Information” , changed the way public companies report information about segments of their business in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services the entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company currently operates in Canada and United States, as disclosed in the accompanying statements of operations.

m)     Stock-Based Compensation

The Company accounts for stock-based compensation issued to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees”. Under the intrinsic value method, compensation is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation, if any, is recognized over the applicable service period, which is usually the vesting period. The Financial Accounting Standards Board (“FASB”) has issued SFAS No. 123 “ Accounting for Stock-Based Compensation” , as amended by SFAS No. 148, “ Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123” and interpreted by FASB Interpretation No. (“FIN”) 44, “ Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25” . This standard, if fully adopted, changes the method of accounting for all stock-based compensation to the fair value method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

The adoption of the accounting methodology of SFAS No. 123 for employees is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as if the Company had adopted the cost recognition requirements under SFAS No. 123, are required to be presented.

During the current period, the Company did not issue stock options to its directors, officers and employees and it has no outstanding stock options and warrant as of the fiscal period end.

n)     Comprehensive Income

SFAS No. 130, “ Reporting Comprehensive Income” , establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

For the period ended March 31, 2005, the Company’s only comprehensive income was foreign currency translation adjustments.

Back to Contents
NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Interim Consolidated Financial Statements
March 31, 2005 and 2004
Unaudited (US Dollars)

Note 2 – Significant Accounting Policies – continued

o)     Loss per Share

The Company computes net loss per common share using SFAS No. 128 “ Earnings Per Share.” Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average common shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at December 31, 2004 and 2003. Because the Company has incurred net losses and has no potentially dilutive common shares, basic and diluted loss per share are the same. Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

p)     Treasury Stock

The Company accounts for acquisitions of treasury stock under the cost method. Treasury stock is recorded as a separate component of stockholders’ equity at cost, and paid-in capital accounts are not adjusted until the time of sale, retirement or other disposition.

q)     Recently Adopted Accounting Standards

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

On April 30, 2003, the FASB issued SFAS No. 149, “ Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS 149, as required, on July 1, 2003, with no material impact on its financial statements.

In May 2003, the FASB issued SFAS 150, “ Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150, as required, on July 1, 2003, with no material impact on its financial statements.

Back to Contents
NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Interim Consolidated Financial Statements
March 31, 2005 and 2004
Unaudited (US Dollars)

Note 2 – Significant Accounting Policies – continued

q)     Recently Adopted Accounting Standards – continued

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

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

Back to Contents
NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Interim Consolidated Financial Statements
March 31, 2005 and 2004
Unaudited (US Dollars)

Note 2 – Significant Accounting Policies – continued

q)     Recently Adopted Accounting Standards – continued

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

In March 2005, the FASB issued Financial Interpretation 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of this statement will have a material impact on the results of operations or financial position

Note 3 – Property and Equipment

Details are as follows:

	Cost	Accumulated Depreciation	Net Book Value 2005	Net Book Value 2004

Office and computer equipment	$103,593	$6,467	$97,126	$—

Note 4 – Capital Stock

a) On February 7, 2005, the Company issued 3,000,000 common shares of its capital stock in consideration for net proceeds of $2,850,000. In addition, on February 24, 2005, 2005, the Company issued 300,000 common shares of its capital stock in consideration for services received. The fair value of the services received for purposes of these financial statements was determined using the closing trading price of the Company’s shares on February 24, being $2.00 per share.

b) On December 15,2004, the Company through its wholly owned subsidiaries, 4234260 Canada Inc. and 4234251 Canada Inc., acquired certain assets from two unrelated companies. Under the terms of the assets purchase agreements, 4234251 Canada Inc. paid $407,068 in cash and issued 9,500,000 Class E exchangeable shares (“Exchangeable Shares”) to the vendors. The Exchangeable Shares can be converted, at the option of the holders, to 9,500,000 common shares of Neutron Enterprises Inc. with no additional consideration given.

Back to Contents
NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Interim Consolidated Financial Statements
March 31, 2005 and 2004
Unaudited (US Dollars)

Note 4 – Capital Stock – continued

The Exchangeable Shares have been valued at $2.30 per share, based on the closing price on December 15, 2004. A total consideration paid to acquire these assets is $22,257,068. Based on the fair values at the date of acquisition, the amounts of $595,808 and $5,874 were allocated to inventory and to property and equipment respectively, and the remaining balance of $21,655,386 was allocated to intangible assets. As of December 31, 2004, management re-valued the benefits of the intangible assets and determined a write down of the value to $Nil. The write down amount was charged to the Statements of Loss in 2004.

A total of 4,500,000 Exchangeable Shares are held in escrow until the earlier of i) 9 months after the completion of the assets acquisition or ii) if the vendor assists 4234251 Canada Inc. to enter into a Joint Venture agreement with a third party.

On January 11, 2005, the Company through its wholly owned subsidiaries, 4234260 Canada Inc. and 4234251 Canada Inc., acquired certain assets from an unrelated company. Under the terms of the assets purchase agreements, 4234251 Canada Inc. paid $100,000 in cash and issued 500,000 Class E exchangeable shares (“Exchangeable Shares”) to the vendors, of which 300,000 have been released and 200,000 shares are held in escrow. Each Exchangeable Share can be converted, at the option of the holder, to one common share of Neutron Enterprises Inc. with no additional consideration given.

The Exchangeable Shares have been valued at $2.15 per share, based on the closing price on January 11, 2005. A total consideration paid to acquire these assets is $745,000 of which the Company allocated the entire purchase price to intangible assets. As of March 31, 2005, management re-valued the benefits of the intangible assets and determined a write down of the value to $Nil. The write down amount was charged to the current quarter.

A total of 200,000 Exchangeable Shares are held in escrow for two years following the completion of the asset acquisition. All or a portion of the Exchangeable Shares will be distributed to the vendor after the escrow period depending on the performance of the related business unit. Any remaining Exchangeable Shares will be returned to the Company.

4234251 Canada Inc. has executed a Put and Call Agreement with each vendor relating to the Exchangeable Shares. Pursuant to the respective agreements, each vendor has the option, under certain circumstances including the insolvency of the corporation, to cause the corporation to repurchase its Exchangeable Shares in consideration of the delivery of common shares of Neutron Enterprises, Inc., on a one for one basis. The agreement also gives Neutron Enterprises, Inc. as well as 4234260 Canada Inc. an overriding call right to purchase the Exchangeable Shares owned by each vendor should a vendor request that the corporation repurchase the Exchangeable Shares, whether pursuant to the Put and Call Agreement or pursuant to the articles of incorporation of the corporation. Consideration in the circumstance is the common shares of Neutron Enterprises Inc.

Accordingly, in these financial statements the Exchangeable Shares have been shown as equity.

c) On June 8, 2004, the Company issued 1,080,000 common shares of its capital stock in consideration for services received. The fair value of the services received for purposes of these financial statements was determined using the closing trading price of the Company’s shares on June 8, 2004, being $1.33 per share.

d) Effective 30 June 2003, the Company effected a 10 for 1 forward split of its common stock, under which each shareholder of record on June 6, 2003, received 10 new shares of the Corporation’s $0.001 par value stock for every one share outstanding. All share figures in these financial statements have been adjusted to give effect to the 10 for 1 split.

Back to Contents
NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Interim Consolidated Financial Statements
March 31, 2005 and 2004
Unaudited (US Dollars)

Note 4 – Capital Stock – continued

e) Since its inception, the Company has issued shares of its common stock as follows:

			Price Per
Description	Date	Shares	Share	Amount

Shares issued for cash	Dec. 28, 2000	1,000,000	$0.001	$1,000
Shares issued for cash	May 28, 2002	22,500,000	0.001	22,500
Shares issued for cash	May 29, 2002	8,000,000	0.003	24,000
Shares issued for services	June 8, 2004	1,080,000	1.330	1,436,400
Less: Related issuance costs				(1,300)
Shares issued for assets	Dec. 15, 2004	9,500,000	2.300	21,850,000
Shares issued for assets	Jan. 11, 2005	300,000	2.150	645,000
Shares issued for cash	Feb. 7, 2005	3,000,000	1.000	3,000,000
Less: Related issuance costs				(150,000)
Shares issued for services	Feb.24, 2005	300,000	2.000	600,000

Cumulative Totals		45,680,000		$27,427,600

Note 5 – Federal Income Tax

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
March 31, 2005 and 2004
Unaudited (US Dollars)

Note 5 – Federal Income Tax – continued

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

Note 6 – Related Party Balances and Transactions

As of March 31, 2005, the Company is obligated to a former director and officer on an interest bearing promissory note in the amount of $68,866 (2004 – $67,186) due on demand with interest calculated at a rate of 10% per annum (compounded annually). Current period interest expense on this loan was $1,680 (2004 – $627).

As of March 31, 2005, the Company is obligated to a shareholder in the amount of $25,000 (2004 – $25,000). This loan is unsecured, non-interest bearing and due on demand.

As of March 31, 2005, the Company is obligated to a shareholder in the amount of $7,087 (2004 – $6,948), which represents the accrued interest on the principal. The principal had an interest rate of 8% per annum and was due on demand, and it had been paid off in 2004. Current period interest expense on the accrued interest was $139 (2004 – $Nil).

Note 7 – Commitments

a) The Company, through its subsidiary 4234251 Canada Inc., has entered into an operating lease for office premises in Canada. Minimum lease payments are as follows:

2005	$39,823
2006	55,827
2007	52,540
2008	53,140
2009	54,700
Thereafter	4,570

In addition to the basic rent, the Company is responsible for its proportionate share of property taxes and operating costs for the office premises.

Back to Contents
NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Interim Consolidated Financial Statements
March 31, 2005 and 2004
Unaudited (US Dollars)

Note 7 – Commitments – continued

b) The Company, through its subsidiary 4234251 Canada Inc., offered and completed employment contracts with two unrelated individuals. Under the terms of the contracts, the Company will pay total monthly salaries of Cdn. $30,000 and monthly allowances. The contracts expire in 2007 and 2009 and they are renewable for a period of one year and for a further one year period thereafter.

Note 8 – Segmented Information

Geographic	U.S.	Canada	Total

Net loss for the period	$776,917	$979,398	$1,756,315

Property and equipment	$—	$97,126	$97,126

Inventory	$—	$623,865	$623,865

Identifiable assets	$1,475,555	$812,222	$2,287,777

Back to Contents

Item 2: Management’s Discussion and Analysis and Plan of Operation

Background

Neutron Enterprises, Inc. (“Neutron” or the “Company”) originally intended to operate as an online web based heavy equipment marketing company. The business plan was unsuccessful due to the competitive nature of the industry and a commercial downturn in use of the Internet for purchase of costly heavy equipment.

In February 2004, the Company determined to abandon its former business plan and seek alternative business opportunities. Since that time, management evaluated options for preserving value for its shareholders. While the Company has had minimal cash resources, management believes that as a public company it is possible to attract and retain management and key employees, raise additional capital and acquire operating assets or ongoing businesses. After looking at a number of possible industries, the Company initially identified the life sciences and nanotechnology industry as a potential target. The Company proceeded to acquire University Medical Enterprises, Inc. (“UMED”), Nanosphere Technologies Inc. (“Nanosphere”) and Life Sciences Private Equity Inc. (“Life Sciences”). UMED was acquired on March 1, 2004, had no assets or liabilities on that date, and is currently inactive. Nanosphere and Life Sciences were incorporated on April 26, 2004 and are currently inactive. The Company also entered into other letters of intent which were subsequently abandoned. Management has determined to abandon its efforts to develop pursue these businesses based upon the amount of capital that would be needed to pursue them and has written off all costs and expenses related to them.

On September 15, 2004 the Company entered into a letter of intent to acquire certain assets of The DVT Group, Ownway, LED Media Group and Elumalite to enable the Company to enter into the outdoor media market utilizing large scale full motion video display screens using light emitting diode technology. These assets did not constitute an ongoing business and it was necessary for the Company to put in place the personnel and facilities to commence operations. On December 15, 2004 the Company completed the asset purchase transaction and entered into an employment agreement with G. Michael Singh to act as the Company’s marketing director. Under the terms of the asset purchase agreements, 4234251 Canada Inc., a wholly-owned subsidiary of the Company, paid $407,068 in cash and issued 9,500,000 Class E exchangeable shares (“Exchangeable Shares”) to the vendors. The Exchangeable Shares can be converted, at the option of the holders, to 9,500,000 common shares of Neutron Enterprises Inc. with no additional consideration given.

4234251 Canada Inc. has executed a Put and Call Agreement with each vendor relating to the Exchangeable Shares. Pursuant to the respective agreements, each vendor has the option, under certain circumstances including the insolvency of the corporation, to cause the corporation to repurchase its Exchangeable Shares in consideration of the delivery of common shares of the Company on a one for one basis. The agreement also gives Neutron Enterprises, Inc. as well as 4234260 Canada Inc. an overriding call right to purchase the Exchangeable Shares owned by each vendor should a vendor request that the corporation repurchase the Exchangeable Shares, whether pursuant to the Put and Call Agreement or pursuant to the articles of incorporation of the corporation. Consideration in this circumstance is the common shares of Neutron. A total of 4,500,000 Exchangeable Shares are held in escrow until the earlier of i) 9 months after the completion of the assets acquisition or ii) if, the vendor assists 4234251 Canada Inc. to enter into a Joint Venture agreement with a third party.

Back to Contents

In January 2005 we acquired certain assets of Sharp Marketing. This provided the Company with a platform to display and sell advertising on mobile screens. Included in the asset purchase is a database of advertisers which will provide sales and advertising leads for our media board deployment. Under the terms of the asset purchase agreements, 4234251 Canada Inc., a wholly-owned subsidiary of the Company, paid $100,000 in cash and issued 500,000 Exchangeable Shares to the vendor, of which 300,000 Exchangeable Shares have been released and 200,000 Exchangeable Shares are held in escrow. The Exchangeable Shares can be converted, at the option of the holder, to 500,000 common shares of Neutron Enterprises Inc. with no additional consideration given. The Exchangeable Shares are subject to a Put and Call Agreement on the same terms as described above. A total of 200,000 Exchangeable Shares are held in escrow until for a period of two years and are releasable based on certain EBITDA achievements.

As a result of this acquisition and the subsequent efforts to put together an organization, the Company has begun to create an outdoor broadcast media company, able to run real-time, local or national ad campaigns similar to network and local television stations.

The assets form the basis of the Digital Signage Broadcast Network (DSBN) and Elumalite Technologies (EL). The Company’s L.E.D. (light emitting diode) sales company is based in Mississauga, Ontario with a proprietary licensed product sub-assembly manufacturing contract in Taipei, Taiwan. EL is a new electroluminescent point of sale technology sold to consumer products and packaged goods companies. The Company intends to manufacture, sell, assemble and install custom modular small to large format L.E.D. displays and systems for indoor and outdoor digital video applications. The Company is in various late stage negotiations to secure contracts for major landmarks, venues and high traffic locations for its DSBN L.E.D. screens which once installed, are expected to generate recurring advertising revenues.

We have made significant investments in acquisition of assets in order to establish an operating business. We are focused on building an infrastructure to commence business operations, including leasing premises and hiring a sales and support team. We offer our products for sale worldwide, but expect the largest markets to be the United States, Canada and Europe.

Our four major business units are listed below:

•	L.E.D. Video Screens – we will sell to end users and to resellers both indoor and outdoor L.E.D. Video screens and Message Center for the purpose of resale. These screens will be built to client’s specifications. We will utilize our proprietary technology and will have them sub-assembled in Taiwan.

Back to Contents

•	Media Boards – We will acquire premier locations and install L.E.D. screens for the purpose of reselling advertising, creating a recurring revenue model. The L.E.D. screens will utilize our proprietary technology and will be sub-assembled to our own specific design.

•	Elumalite – Elumalite’s Elumasheet posters are a thin sheet of vinyl (2mm), flexible, and can be designed in many custom shapes and sizes. The design provides the client an animated point of sale poster bringing life to a static design. The primary use is for point of sale and point of display advertisements.

•	Mobile Screen Events – is a full service sales and marketing firm specializing in electronic outdoor media. We will utilize mobile screens and sale advertising at outdoor events such as the McDonald’s Air and Sea Show in Fort Lauderdale.

To date we have incurred operating losses, as we have not yet achieved revenues sufficient to support our general and administrative expenses.

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

We incurred net losses of $1,756,315 during the three months ended March 31, 2005.  We will likely incur additional operating losses during fiscal 2005, and we may need additional operating funds to support our growth.  See “Liquidity and Capital Resources” below. Based on our current plan, we anticipate that we will be able to meet our cash requirements for the next twelve months.  We have significant flexibility to adjust the level of research and development and selling and administrative expenses based on the availability of resources.  However, reductions in expenditures could delay development and adversely affect our ability to generate future revenues.

In fiscal 2005, we believe revenues will grow primarily due to increased acceptance of our product offering. The Company is in final stages in negotiating several high traffic locations for its media boards. The Company has several strong indications that we have been selected as finalist for L.E.D. screen sales. We are expecting to add several new mobile events for 2005. Our Elumalite point of sale and display posters are starting to get traction in the marketplace and we will be focusing on a global sales program. We are aggressively developing new versions of existing products and new products based on our proprietary technologies to support future growth.

We believe the success of our L.E.D. Screens and Mobile Events and new Elumalite products will provide a solid foundation for business growth over the next several years. We also believe that Media Boards are positioned for significant long term contracts during fiscal 2005.

Back to Contents

Critical Accounting Policies and Estimates

We have identified the policies below as critical to our business operations and the understandings of our results of operations. Our accounting policies are more fully described in our financial statements set forth above and in our annual report on Form 10-KSB. The impact and any associated risks related to these policies on our business operations are discussed throughout Management’s Discussion and Analysis or Plan of Operation when such policies affect our reported and expected financial results.

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

Valuation of Intangible Assets.   Intangible assets include purchased technology, which are amortized over their estimated useful lives. We must make judgments and estimates regarding the future utility and carrying value of intangible assets. The carrying values of such assets are periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value.   Our judgments and estimates regarding carrying value and impairment of intangible assets have an impact on our financial statements.

Warranty Reserve. We will establish a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. These warranties will require us to make estimates regarding the amount and costs of warranty repairs we expect to make over a period of time. Factors affecting warranty reserve levels include the number of units sold and anticipated cost of warranty repairs and anticipated rates of warranty claims. We will evaluate the adequacy of the provision for warranty costs each reporting period.

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

Results of Operations

Revenues
In the first quarter of 2005 the Company recognized revenue of $17,950 compared to no revenue in the year earlier period. This revenue represents the first sales of advertising on our mobile screens.

General and Administrative Expenses
General and administrative expenses were ($1,031,630) in the first quarter compared to ($19,676) in the year earlier period. The increase is mainly attributed to the increased level of business activity associated with the commencement of operations including the cost of salaries for the new hires made in December 2004 and January 2005 as well as the cost of the new facilities in Missassauga, Ontario.

Back to Contents

We may expend additional resources on marketing our products and services in future periods, which may increase selling, general and administrative expenses. We also expect to incur additional costs in fiscal 2005 to comply with various sections of the Sarbanes-Oxley Act, particularly those related to Section 404 concerning management assessment of internal controls. We do not currently have an estimate of these increased costs, but they are expected to include increased staffing, outside consultants and increased legal and audit costs.

Net Loss
The net loss for the quarter ended March 31, 2005 was ($1,756,315) compared to the net loss of ($20,500) in year earlier period. The net loss during the current quarter was caused by our general and administrative expenses and a $745,000 writedown of intangible assets.

Liquidity and Capital Resources

We continue to experience negative cash flow from operating activities as the Company has been in acquisition mode.  We have financed our working capital requirements through short term borrowing and private placements of securities. In December 2004 and January 2005, we sold for cash in a private offering with 3,000,000 restricted common shares for an aggregate of $3,000,000 of which $2,150,000 was received in 2004 and $850,000 was received in January 2005. Cash at March 31, 2005 was $1,489,766 compared to $1,438,824 at December 31, 2004. The increase in cash was primarily the result of the success of the private placement.

    Principal factors that could affect the availability of our internally generated funds include:

•	product acceptance in new markets.
•	introduction of competing technologies; and
•	product mix and effect on margins.

Principal factors that could affect the availability to obtain cash from external sources include:

•	volatility in the capital markets; and
•	market price and trading volume of our common stock.

Based on our current cash position and assuming currently planned expenditures and level of operations, we believe we will have sufficient cash for operations for the next twelve months. We believe sales of product groups will continue to contribute cash in fiscal 2005. We believe that any investment capital we may require will be available to us, but there can be no guarantee that we will be able to raise funds on terms acceptable to us, or at all. We have flexibility to adjust the level of research and development and selling and administrative expenses based on the availability of resources. However, reductions in expenditures could delay development and adversely affect our ability to generate future revenues.

Back to Contents

Cash Flows

Operating Activities

Our net cash used in operating activities was $571,089 for the quarter ended March 31, 2005 compared to $16,250 in the year earlier period. For the period ended March 31, 2005, the net loss of ($1,756,315) included certain expenses not requiring the use of cash totaling approximately $1,351,467.

As of March 31, 2005, we had working capital of $1,981,613 compared to a working capital deficiency of ($77,228) at December 31, 2003. Net working capital, excluding cash and short-term debt, was $327,425 at December 31, 2004. This represents an increase of $404,653 from the net working capital deficit at December 31, 2003. The increase in net working capital primarily resulted from increases in inventories as a result of the acquisition of certain assets from DVT and Elumalite Technologies. In fiscal 2005, we expect increases in receivables and inventory balances as revenues occur.

Investing Activities

For the quarter ended March 31, 2005, we wrote off a total of $197,719 for property and equipment. In addition, the intangible assets associated with our acquisitions were written off in light of the fact that the acquisitions could not be seen to be an ongoing business which justified the carrying of goodwill. For the quarter ended March 31, 2004, no amounts were incurred on property and equipment and intangible assets. For the year ended December 31, 2004, capital expenditures of $5,874 in property and equipment. We anticipate continued capital expenditures for computer equipment, furniture and fixtures as we continue to build our infrastructure during the remainder of fiscal 2005.

Financing Activities

In 2004, the Company announced a $3,000,000 private placement. As at December 31, 2004, the Company received $2,150,000 of share subscriptions in advance of shares being issued. During the current quarter, the Company received the remaining share subscriptions of $850,000.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons.

Back to Contents

Contractual Commitments and Commercial Commitments

The following table summarizes our contractual obligations at March 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Operating leases	$260,600	$39,823	$161,507	$54,700	$4,570
Operating leases					—
Employment agreements	$1,370,650	298,200	923,650	148,800	—

Total contractual cash obligations	$1,631,250	$338,023	$1,085,157	$203,500	$4,570

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

On April 30, 2003, the FASB issued SFAS No. 149, “ Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS 149, as required, on July 1, 2003, with no material impact on its financial statements.

In May 2003, the FASB issued SFAS 150, “ Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150, as required, on July 1, 2003, with no material impact on its financial statements.

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

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

Back to Contents

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

In March 2005, the FASB issued Financial Interpretation 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of this statement will have a material impact on the results of operations or financial position

Item 3 – Controls and Procedures

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

Back to Contents

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

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal period ended March 31, 2005 and all prior periods.

Back to Contents

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

None

Item 2: Unregistered Sales of Securities and Use of Proceeds

During the period ended March 31, 2005, the Company issued 500,000 Exchangeable Shares in connection with its acquisition of certain assets of Sharp Marketing of which 300,000 Exchangeable Shares have been released and 200,000 Exchangeable Shares are held in escrow. No commissions were paid and the transaction was exempt from registration pursuant to Regulation S under the Securities Act.

During the period ended March 31, 2005, the Company issued 850,000 shares in a private placement undertaken in Canada in accordance with the exemption from registration provided by Regulation S under The Securities Act. The Company paid financing fees in the amount of 5% of gross proceeds.

Item 3: Defaults upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

None

Item 5: Other Information

None

Item 6: Exhibits and Reports on Form 8-K

Reports on Form 8-K

None

Exhibits:

31.1	Certification Pursuant to Rule 13(a)-15(e) or 15d-15e of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13(a)-15(e) or 15d-15e of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Back to Contents

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Back to Contents

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Neutron Enterprises, Inc.

(Registrant)

Name	Title	Date

/s/ Andrew Gertler	Chief Executive Officer and President	May 13, 2005
Andrew Gertler

/s/ Paul Denommee	Chief Financial Officer	May 13, 2005
Paul Denommee