Form 10QSB
period 2005-06-30
NEUTRON ENTERPRISES INC
filed 2005-08-19
CIK 1135140

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

[X]    Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

[X] Yes [ ] No

As of June 30, 2005, there were 45,680,000 shares issued and outstanding of the issuer’s common stock.

Transitional Small Business Disclosure Format (check one):        [  ]    Yes    [X]    No

Back to Contents

NEUTRON ENTERPRISES, INC..
TABLE OF CONTENTS
FORM 10-QSB
FOR THE QUARTER ENDED JUNE 30, 2005

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

Back to Contents

NEUTRON ENTERPRISES, INC.
(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(US Dollars)

JUNE 30, 2005

UNAUDITED

Back to Contents

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Interim Consolidated Balance Sheet
June 30, 2005
Unaudited (US Dollars)

ASSETS
Current assets:
Cash and cash equivalents	$990,610
Accounts receivable	408,100
Inventory	742,839
Prepaid expenses	25,053

Total current assets	$2,166,602

Property and equipment (Note 3)	99,392

Total assets	$2,265,994

LIABILITIES
Current liabilities:
Accounts payable	$60,574
Accrued liabilities	67,576
Unearned revenue	109,573
Due to related parties (Note 6)	102,772

Total current liabilities	340,495

Total liabilities	340,495

STOCKHOLDERS’ EQUITY
Common stock, $ 0.001 par value, 100,000,000 authorized,
45,680,000 shares issued and outstanding (Note 4)	45,680
Capital in excess of par value	27,381,920
Accumulated comprehensive gain	30,539
Deficit accumulated during the development stage	(25,532,640)

Total stockholders’ equity	1,925,499

Total liabilities and stockholders’ equity	$2,265,994

The accompanying notes are an integral part of these statements.

Back to Contents

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Interim Consolidated Statements of Loss For The Periods Ended
June 30, 2005 and 2004
Unaudited (US Dollars)

	Cumulative, Inception
	December 28, 2000
	Through	Six Months Ended June 30,
	June 30,
	2005	2005	2004

Revenues	$427,659	$427,659	$—

General and administrative expenses	3,512,511	1,608,684	1,499,492

Operating loss	(3,084,852)	(1,181,025)	(1,499,492)

Other income (expenses):
Write off of loan receivable	(30,680)	—	—
Write off of intangible assets (Note 4b)	(22,400,386)	(745,000)	—
Interest income (expense)	(16,722)	(3,638)	—

	(22,447,788)	(748,638)	—

Net loss	$(25,532,640)	$(1,929,663)	$(1,499,492)

Loss per common share – Basic and diluted		$(0.04)	$(0.05)

Weighted average number of common shares outstanding		44,941,000	31,637,000

The accompanying notes are an integral part of these statements.

Back to Contents

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Interim Consolidated Statements of Loss For The Periods Ended
June 30, 2005 and 2004
Unaudited (US Dollars)

				Deficit
				Accumulated
	Common Stock		Capital in	During the	Accumulated
			Excess of	Development	Comprehensive
	Shares	Amount	Par Value	Stage	Gain (Loss)	Total

Inception, December 28, 2000	—	$—	$—	$—	$—	$—
Stock issued for cash	1,000,000	1,000	—	—	—	1,000
Development stage net loss	—	—	—	(1,435)	—	(1,435)

Balances, December 31, 2000	1,000,000	1,000	—	(1,435)	—	(435)
Development stage net loss	—	—	—	(33,798)	—	(33,798)

Balances, December 31, 2001	1,000,000	1,000	—	(35,233)	—	(34,233)

Stock issued for cash	30,500,000	30,500	14,700	—	—	45,200
Development stage net loss	—	—	—	(32,419)	—	(32,419)

Balances, December 31, 2002	31,500,000	31,500	14,700	(67,652)	—	(21,452)

Development stage net loss	—	—	—	(55,776)	—	(55,776)

Balances, December 31, 2003	31,500,000	31,500	14,700	(123,428)	—	(77,228)

Stock issued for services	1,080,000	1,080	1,435,320	—	—	1,436,400
Stock issued for assets	9,500,000	9,500	21,840,500	—	—	21,850,000
Development stage net loss	—	—	—	(23,479,549)	—	(23,479,549)

Balances, December 31, 2004	42,080,000	$42,080	$23,290,520	(23,602,977)	—	$(270,377)

Stock issued for cash	3,000,000	3,000	2,847,000	—	—	2,850,000
Stock issued for services	300,000	300	599,700	—	—	600,000
Stock issued for assets	300,000	300	644,700	—	—	645,000
Foreign exchange gain	—	—	—	—	30,539	30,539
Development stage net loss	—	—	—	(1,929,663)	—	(1,929,663)

Balances, June 30, 2005	45,680,000	$45,680	$27,381,920	$(25,532,640)	$30,539	$1,925,499

The accompanying notes are an integral part of these statements.

Back to Contents

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Interim Consolidated Statements of Cash Flows For The Periods Ended
June 30, 2005 and 2004
Unaudited (US Dollars)

	Cumulative, Inception
	December 28,	Six Months Ended June 30,
	2000 Through
	June 30, 2005	2005	2004

Cash flows from operating activities:
Net loss	$(25,532,640)	$(1,929,663)	$(1,501,859)
Adjustments to reconcile net loss to cash
flows from development stage operations:
Depreciation	7,942	7,942	—
Shares issued for services received	2,036,400	600,000	1,436,400
Write off of intangibles assets	22,400,386	745,000	—
Changes in operating assets and liabilities:
Accounts receivable	(408,100)	(408,100)	—
Inventory	(548,225)	(128,992)	—
Prepaid expenses	(25,053)	488	1,469
Accounts payable	60,574	12,245	32,802
Accrued liabilities	67,576	(96,924)	(13,600)
Unearned revenue	109,573	109,573	—

Net cash flows from operating activities	(1,831,567)	(1,088,431)	(44,788)

Cash flows from investing activities:
Acquisition of property and equipment	(107,334)	(101,460)	—
Acquisition of intangibles	(100,000)	(100,000)	—

Net cash flows from investing activities	(207,334)	(201,460)	—

Cash flows from financing activities:
Due to related parties	102,772	3,638	44,293
Share subscriptions received in advance, net	—	(2,042,500)	—
Proceeds from sale of common stock	2,896,200	2,850,000	—

Net cash flows from financing activities	2,998,972	811,138	44,293

Effect of exchange rate changes on cash and cash equivalents	30,539	30,539	—

Net cash flows	990,610	(448,214)	(495)

Cash and cash equivalents:
Beginning	—	1,438,824	441

Ending	990,610	$990,610	$(54)

Supplemental cash flow disclosures:
Cash paid for interest	824	$—	$2,367
Cash paid for income taxes	—	$—	$—
Supplemental disclosure for non-cash transactions:
Shares issued for services received	2,036,400	$600,000	$1,436,400
Shares issued for assets	22,495,000	$645,000	$—

The accompanying notes are an integral part of these statements.

Back to Contents

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Interim Consolidated Financial Statements
June 30, 2005 and 2004
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

Back to Contents

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Interim Consolidated Financial Statements
June 30, 2005 and 2004
Unaudited (US Dollars)

Note 2 – Significant Accounting Policies- continued

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

Back to Contents

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Interim Consolidated Financial Statements
June 30, 2005 and 2004
Unaudited (US Dollars)

Note 2 – Significant Accounting Policies- continued

g)      Foreign Currency Transactions - continued

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

Back to Contents

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Interim Consolidated Financial Statements
June 30, 2005 and 2004
Unaudited (US Dollars)

Note 2 – Significant Accounting Policies- continued

l)      Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” , changed the way public companies report information about segments of their business in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services the entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company currently operates in Canada and United States, as disclosed in the accompanying statements of operations.

m)      Stock-Based Compensation

The Company accounts for stock-based compensation issued to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees” . Under the intrinsic value method, compensation is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation, if any, is recognized over the applicable service period, which is usually the vesting period. The Financial Accounting Standards Board ("FASB” ) has issued SFAS No. 123 “Accounting for Stock-Based Compensation” , as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123” and interpreted by FASB Interpretation No. ("FIN” ) 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25” . This standard, if fully adopted, changes the method of accounting for all stock-based compensation to the fair value method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

The adoption of the accounting methodology of SFAS No. 123 for employees is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as if the Company had adopted the cost recognition requirements under SFAS No. 123, are required to be presented.

n)      Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” , establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

For the current period ended, the Company’s only comprehensive income was foreign currency translation adjustments.

Back to Contents

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Interim Consolidated Financial Statements
June 30, 2005 and 2004
Unaudited (US Dollars)

Note 2 – Significant Accounting Policies- continued

o)      Loss per Share

The Company computes net loss per common share using SFAS No. 128 “Earnings Per Share.” Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average common shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares as at the period ended. Because the Company has incurred net losses and has no potentially dilutive common shares, basic and diluted loss per share are the same. Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

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

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” . SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group ("DIG” ) process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS 149, as required, on July 1, 2003, with no material impact on its financial statements.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” . SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150, as required, on July 1, 2003, with no material impact on its financial statements.

Back to Contents

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Interim Consolidated Financial Statements
June 30, 2005 and 2004
Unaudited (US Dollars)

Note 2 – Significant Accounting Policies - continued

q)      Recently Adopted Accounting Standards - continued

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
June 30, 2005 and 2004
Unaudited (US Dollars)

Note 2 – Significant Accounting Policies – continued

q)      Recently Adopted Accounting Standards - continued

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

Note 3 – Property and Equipment

Details are as follows:

	Cost	Accumulated Depreciation	Net Book Value 2005	Net Book Value 2004

Office and computer equipment
$
	107,334	$7,942	$99,392	$5,874

Note 4 – Capital Stock

a) On February 7, 2005, the Company issued 3,000,000 common shares of its capital stock in consideration for net proceeds of $2,850,000. In addition, on February 24, 2005, the Company issued 300,000 common shares of its capital stock in consideration for services received. The fair value of the services received for purposes of these financial statements was determined using the closing trading price of the Company’s shares on February 24, being $2.00 per share.

b) i) On December 15,2004, the Company through its wholly owned subsidiaries, 4234260 Canada Inc. and 4234251 Canada Inc., acquired certain assets from two unrelated companies. Under the terms of the assets purchase agreements, 4234251 Canada Inc. paid $407,068 in cash and issued 9,500,000 Class E exchangeable shares (“Exchangeable Shares”) to the vendors. The Exchangeable Shares can be converted, at the option of the holders, to 9,500,000 common shares of Neutron Enterprises Inc. with no additional consideration given.

Back to Contents

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Interim Consolidated Financial Statements
June 30, 2005 and 2004
Unaudited (US Dollars)

Note 4 – Capital Stock- continued

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

ii) On January 11, 2005, the Company through its wholly owned subsidiaries, 4234260 Canada Inc. and 4234251 Canada Inc., acquired certain assets from an unrelated company. Under the terms of the assets purchase agreements, 4234251 Canada Inc. paid $100,000 in cash and issued 500,000 Class E exchangeable shares (“Exchangeable Shares”) to the vendors, of which 300,000 have been released and 200,000 shares are held in escrow. Each Exchangeable Share can be converted, at the option of the holder, to one common share of Neutron Enterprises Inc. with no additional consideration given.

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
June 30, 2005 and 2004
Unaudited (US Dollars)

Note 4 – Capital Stock- continued

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

During the quarter, the Company granted 385,000 stock options to a director and officer of the Company with an option price of $1.70 per share and exercisable within 5 years. The options vest on August 18, 2005.

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
June 30, 2005 and 2004
Unaudited (US Dollars)

Note 5 – Federal Income Tax - continued

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

Note 6 – Related Party Balances and Transactions

As of June 30, 2005, the Company is obligated to a former director and officer on an interest bearing promissory note in the amount of $70,546 (2004 – $67,186) due on demand with interest calculated at a rate of 10% per annum (compounded annually). Current period interest expense on this loan was $3,360 (2004 – $1,543).

As of June 30, 2005, the Company is obligated to a shareholder in the amount of $25,000 (2004 – $25,000). This loan is unsecured, non-interest bearing and due on demand.

As of June 30, 2005, the Company is obligated to a shareholder in the amount of $7,226 (2004 – $6,948), which represents the accrued interest on the principal. The principal had an interest rate of 8% per annum and was due on demand, and it had been paid off in 2004. Current period interest expense on the accrued interest was $278 (2004 – $Nil).

Note 7 – Commitments

a) The Company, through its subsidiary 4234251 Canada Inc., has entered into an operating lease for office premises in Canada. Minimum lease payments are as follows:

2005	$ 27,197
2006	55,827
2007	52,540
2008	53,140
2009	54,700
Thereafter	4,570

In addition to the basic rent, the Company is responsible for its proportionate share of property taxes and operating costs for the office premises.

Back to Contents

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Interim Consolidated Financial Statements
June 30, 2005 and 2004
Unaudited (US Dollars)

Note 7 – Commitments- continued

b) The Company, through its subsidiary 4234251 Canada Inc., offered and completed employment contracts with two unrelated individuals. Under the terms of the contracts, the Company will pay total monthly salaries of Cdn. $30,000 and monthly allowances. The contracts expire in 2007 and 2009 and they are renewable for a period of one year and for a further one year period thereafter.

Note 8 – Segmented Information

Geographic	U.S.	Canada	Total

Net loss for the period	$722,682	$1,206,981	$1,929,663

Property and equipment	$—	$99,392	$99,392

Inventory	$127,078	$615,761	$742,839

Identifiable assets	$1,247,698	$1,018,296	$2,265,994

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

Back to Contents

In January 2005 we acquired certain assets of Sharp Marketing. This provided the Company with a platform to display and sell advertising on mobile screens. Included in the asset purchase is a database of advertisers which will provide sales and advertising leads for our media board deployment. Under the terms of the asset purchase agreements, 4234251 Canada Inc., a wholly-owned subsidiary of the Company, paid $100,000 in cash and issued 500,000 Exchangeable Shares to the vendor. The Exchangeable Shares can be converted, at the option of the holder, to 500,000 common shares of Neutron Enterprises Inc. with no additional consideration given. The Exchangeable Shares are subject to a Put and Call Agreement on the same terms as described above. A total of 200,000 Exchangeable Shares are held in escrow until for a period of two years and are releasable based on certain EBITDA achievements.

As a result of this acquisition and the subsequent efforts to put together an organization, the Company has begun to create an outdoor broadcast media company, able to run real-time, local or national ad campaigns similar to network and local television stations.

The assets form the basis of the Digital Signage Broadcast Network (DSBN) and Elumalite Technologies (EL). The Company’s L.E.D. (light emitting diode) sales company is based in Mississauga, Ontario with a proprietary licensed product sub-assembly manufacturing contract in Taipei, Taiwan. EL is a new electroluminescent point of sale technology sold to consumer products and packaged goods companies. The Company will manufacture, sell, assemble and install custom modular small to large format L.E.D. displays and systems for indoor and outdoor digital video applications.

We have made significant investments in acquisition of assets in order to establish an operating business. We have established our main sales office in Mississauga, Ontario. We have expanded our team and infrastructure to gear up to handle the sales demand for our products. We offer our products for sale worldwide, but expect the largest markets to be the United States, Canada and Europe.

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

To date we have incurred operating losses, as our revenues have not achieved a sufficient level to support our general and administrative expenses. The Company is currently supporting a sales back log for the first time in its history, amounting to $109,573 in contracts to be fulfilled over the next three months.

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

We incurred net losses of $ 173,348 during the three months ended June 30, 2005. We will likely incur additional operating losses during the remainder of 2005, and we may need additional operating funds to support our growth.  See “Liquidity and Capital Resources” below. Based on our current plan, we anticipate that we will be able to meet our cash requirements for the next twelve months.  We have significant flexibility to adjust the level of research and development and selling and administrative expenses based on the availability of resources.  However, reductions in expenditures could delay development and adversely affect our ability to generate future revenues.

In fiscal 2005, we believe revenues will grow primarily due to increased acceptance of our product mix. In the first six months of fiscal 2005, we saw our revenues grow as the willingness of the marketplace to test and buy our products. Our Elumalite point of sale and display posters are starting to get traction in the marketplace and we will be focusing on a global sales program. During the six month period the Company concluded tests and sales in its Elumalite division with Molson’s Canada, Nestle S..V., Aquafina just to name a few. Our L.E.D. division is in final stages in negotiating several high traffic locations for its media boards. The Company has several strong indications that we have been selected as finalist for L.E.D. screen sales and anticipates delivery in the third quarter of 2005 of several screens. Our Mobile Screen Division has successfully completed the McDonald’s Air and Sea Show in May and has already been awarded two new events for the third quarter of 2005 as well as its on going commitment to manage the screens in Las Vegas We are expecting to add several additional mobile events for the balance of 2005.

Back to Contents

We are aggressively developing new versions of existing products and new products based on our proprietary technologies to support future growth. During the Quarter the Company has made significant inroad in negotiating alliances and joint venture agreements to help accelerate the rollout on a global basis of our product mix. To date, the Company has been successful in advancing and streamline its EL products. During this quarter the Company collaborated with the factory in developing the next generation ELumasheet products. The new Elumasheet offers longer longevity and greater brightness. The Company believes this will enhance ELumasheet global rollout.

We believe the success of our new Elumalite products and L.E.D. Screens and Mobile Events will provide a solid foundation for business growth over the next several years. We also believe that Media Boards are positioned for significant long term contracts during fiscal 2005.

This quarter has seen a reinforcement of our management team, our board of directors and the marketing effort that has generated gross revenue and established a strong backlog of sales for the third quarter.

Critical Accounting Policies and Estimates

We have identified the policies below as critical to our business operations and the understandings of our results of operations. Our accounting policies are more fully described in our financial statements set forth above and in our annual report on Form 10-KSB The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis or Plan of Operation when such policies affect our reported and expected financial results.

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

Back to Contents

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

Back to Contents

Results of Operations

Revenues

In the first six months of 2005 the Company recognized revenue of $427,659. This represented second quarter revenue of $409,709 which represents an increase of 23 times sales over the first quarter 2005. The Company generated revenue from its first sales of Elumalite Point of Sales Elumasheet to its customers as well as ramping up of sales in our mobile screens. During this quarter the Company generated a backlog of $109,573 in sales compared to $5,000 in the first quarter of 2005

General and Administrative Expenses
General and administrative expenses were ($1,608,684) in the first six months period ended June 30, 2005 compared to ($1,499,492) during the same period ended in 2004. The increase in expenses relates to additional resources required to operate the Company. Most of the increase relates in executing our sales and marketing efforts. For the three months ended June 30, 2005, the total G&A was $577,054 compared to ($1,031,630) for the first three months ended March 31, 2005. The decrease from the previous quarter is mainly attributed to the normal business activity associated with the operations including the cost of the new hires. The reduction can also be attributed to lower professional and acquisitions costs compared to the previous period.

We may expend additional resources on marketing our proprietary sign technologies in future periods, which may increase selling, general and administrative expenses. We also expect to incur additional costs in fiscal 2005 to comply with various sections of the Sarbanes-Oxley Act, particularly those related to Section 404 concerning management assessment of internal controls. We do not currently have an estimate of these increased costs, but they are expected to include increased staffing, outside consultants and increased legal and audit costs.

Net Loss
The net loss for the six month period ended June 30, 2005 was ($1,929,663) compared to the net loss of ($1,501,859) in the same period ended in 2004. For the second quarter ended June 30, 2005 the Company incurred a net loss of ($173,348) compared to the net loss of ($1,756,315) in first quarter of this year. The net loss during the current quarter was caused by our general and administrative expenses in which we increased the number of employees to adequately market our product and services. In addition, the marketing expenses associated in generating Elumasheet revenue increase during the quarter. We anticipate that as pilot programs convert to system wide utilization, our revenue will increase significantly to offset these costs.

Back to Contents

Liquidity and Capital Resources

We continue to experience negative cash flow from operating activities as the Company has been in growth mode.   Cash at June 30, 2005 was $990,610 compared to the cash deficiency of ($54) at June 30,2004. Cash at March 31, 2005 was $1,489, 766. The decrease in cash during the quarter was primarily the result of the increase of account receivable of $408,100 and increase of inventory of $128,992 in order to service part of sales backlog.

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

Based on our current cash position and assuming currently planned expenditures and level of operations, we believe we will have sufficient cash for operations for the next twelve months. We believe sales of product groups will continue to ramp up and to contribute cash in fiscal 2005. We believe that any investment capital we may require will be available to us, but there can be no guarantee that we will be able to raise funds on terms acceptable to us, or at all. We have flexibility to adjust the level of research and development and selling and administrative expenses based on the availability of resources. However, reductions in expenditures could delay development and adversely affect our ability to generate future revenues.

Cash Flows

Operating Activities

Our net cash used in operating activities was $1,088,431for the six month period ended June 30, 2005 compared to $44,788 in the year earlier period. For the period ended June 30, 2005, the net loss of ($1,929,663) included certain expenses not requiring the use of cash totaling approximately $1,352,942.

As of June 30, 2005, we had working capital of $1,826,107 compared to a working capital deficiency of ( $1,766,249) at December 31, 2004. Net working capital, excluding cash and short-term debt, was $835,497 at June 30th, 2005. The increase in net working capital primarily resulted from increases in inventories and account receivables as a result of the acquisition of certain assets from DVT and Elumalite Technologies. In fiscal 2005, we expect increases in receivables and inventory balances as revenues grow.

Back to Contents

Investing Activities
For the period ended June 30th, 2005, capital expenditures of $101,460 in property and equipment. We anticipate continued capital expenditures for computer equipment, furniture and fixtures as continue to build our infrastructure in fiscal 2005.

Financing Activities

During the first six months period of fiscal 2005 the Company received the remaining share subscriptions of $850,000. The Company is required to pay 5% of the gross proceeds as agent fees. As of December 31, 2004, the Company has accrued $107,500 in liabilities and the offsetting entry is to share subscription received in advance.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons.

Contractual Commitments and Commercial Commitments
The following table summarizes our contractual obligations at June 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Operating leases	$247,974	$27,197	$161,507	$54,700	$4,570
Employment agreements	$1,269,280	198,480	922,000	$148,800	—

Total contractual cash obligations	$1,517,254	$225,677	$1,083,507	$ $203,500	$4,570

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

Back to Contents

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” . SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group ("DIG” ) process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS 149, as required, on July 1, 2003, with no material impact on its financial statements.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” . SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150, as required, on July 1, 2003, with no material impact on its financial statements.

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

In March 2005, the FASB issued Financial Interpretation 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of this statement will have a material impact on the results of operations or financial position.

Back to Contents

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

It is the conclusion of our principal executive officer and principal financial officer that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act” ) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and there have been no other changes in our internal controls over financial reporting during our most recent fiscal period that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal period ended June 30, 2005 and all prior periods.

Back to Contents

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

None

Item 2: Unregistered Sales of Securities and Use of Proceeds. During the period ended June 30, 2005, the Company granted options to purchase 385,000 shares to its CEO, Andrew Gertler, pursuant to its 2005 Equity Incentive Plan.

Item 3: Defaults upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

None

Item 5: Other Information

None

Item 6: Exhibits and Reports on Form 8-K

(a)  Reports on Form 8-K

None

(b)  Exhibits

10.	2005 Stock Plan

31.1	Certification Pursuant to Rule 13(a)-15(e) or 15d-15e of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13(a)-15(e) or 15d-15e of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Back to Contents

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Neutron Enterprises, Inc.

(Registrant)

Name	Title	Date

/s/ Andrew Gertler	Chief Executive Officer and President	August 19, 2005

Andrew Gertler

/s/ Paul Denommee	Chief Financial Officer	August 19, 2005

Paul Denommee