Form 10QSB
period 2005-09-30
NEUTRON ENTERPRISES INC
filed 2005-11-21
CIK 1135140

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

Commission file number 005-80243

NEUTRON ENTERPRISES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0338100
(State of Incorporation)	(IRS Identification No.)

1 Westmount Square, Suite 1660, Westmount, Quebec, H3Z 2P9, Canada
(Address of principal executive offices)

(514) 904-0293
(Issuer's telephone number)

 Check whether the issuer:

(1)	filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2)	has been subject to such filing requirements for the past 90 days.

Yes No

As of September 30, 2005, there were 45,680,000 shares issued and outstanding of the issuer's common stock.

Transitional Small Business Disclosure Format (check one):           Yes       No

NEUTRON ENTERPRISES, INC.
TABLE OF CONTENTS
FORM 10-QSB
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)

	Unaudited Condensed Balance Sheets
	As of September 30, 2005	3

	Unaudited Condensed Statements of Operations
	For the nine month periods ended September 30, 2005 and 2004	4

	Unaudited Condensed Statements of Cash Flows
	For the nine month periods ended September 30, 2005 and 2004	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2:	Management's Discussion and Analysis and Plan of Operation	7

Item 3:	Controls and Procedures	11

	PART II – OTHER INFORMATION

Item 1:	Legal Proceedings

Item 2:	Change in Securities and Small Business Issue – Purchases of Equity Securities	12

Item 3:	Unregistered Sales of Securities and Use of Proceeds	12

Item 4:	Defaults upon Senior Securities	12

Item 5:	Submission of Matters to a Vote of Security Holders	12

Item 6:	Other Information	12

Item 7:	Exhibits and Reports on Form 8-K	12

Signatures		14

Back to Contents

FORWARD-LOOKING STATEMENTS

Portions of this report, including disclosure under "Management's Discussion and Analysis and Plan of Operation," contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, expect, anticipate, estimate, believe, intend, contemplate or project.

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

NEUTRON ENTERPRISES, INC.
(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(US Dollars)

SEPTEMBER 30, 2005

UNAUDITED

Back to Contents

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Interim Consolidated Balance Sheet
September 30, 2005
Unaudited (US Dollars)

ASSETS	September 30, 2005	December 31, 2004
		(Audited)
Current assets:
Cash and cash equivalents	$326,716	$1,438,824
Accounts receivable	341,292	—
Inventory	749,030	613,847
Prepaid expenses	83,234	25,541
Demand loan receivable (Note 7)	300,000	—

Total current assets	1,800,272	2,087,212

Property and equipment (Note 3)	104,545	5,874

Total assets	$1,904,817	$2,084,086

LIABILITIES
Current liabilities:
Accounts payable	$103,522	$48,329
Accrued liabilities	69,576	164,500
Unearned revenue	180,810	—
Due to related parties (Note 6)	95,546	99,134

Total current liabilities	449,454	311,963
Share subscriptions received in advance, net	—	2,042,500

Total liabilities	449,454	2,354,463

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, $ 0.001 par value, 100,000,000 authorized,
45,680,000 shares issued and outstanding (Note 4)	45,680	42,080
Capital in excess of par value	27,976,920	23,290,520
Accumulated comprehensive gain	123,511	—
Deficit accumulated during the development stage	(26,690,748)	(23,602,977)

Total stockholders' equity (deficiency)	1,455,363	(270,377)

Total liabilities and stockholders' equity	$1,904,817	$2,084,086

The accompanying notes are an integral part of these statements.

Back to Contents

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Interim Consolidated Statements of Loss For The Periods Ended
September 30, 2005 and 2004
Unaudited (US Dollars)

Cumulative, Inception December 28 2000 Through September 30, 2005		For the Nine Months Ended September 30, 2005	For the Nine Months Ended September 30, 2004

Revenues	$766,664	$766,664	$—

General and administrative expenses	5,007,627	3,103,797	1,634,686

Operating loss	(4,240,963)	(2,337,133)	(1,634,686)

Other income (expenses):
Write off of loan receivable	(30,680)	—	—
Write off of intangible assets (Note 4b)	(22,400,386)	(745,000)	—
Interest income (expense)	(18,719)	(5,638)	(4,804)

	(22,449,785)	(750,638)	(4,804)

Net loss	$(26,690,748)	$(3,087,771)	$(1,639,490)

Loss per common share – Basic and diluted		$(0.07)	$(0.05)

Weighted average number of common shares outstanding		45,189,890	31,950,000

The accompanying notes are an integral part of these statements.

Back to Contents

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Interim Consolidated Statements of Stockholders’ Deficiency
For the Period from December 8, 2000 through September 30, 2005
Unaudited (US Dollars)

	Common Stock		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Accumulated Comprehensive Gain (Loss)	Total

	Shares	Amount

Inception, December 28, 2000	—	$—	$—	$—	$—	$—
Stock issued for cash	1,000,000	1,000	—	—	—	1,000
Development stage net loss	—	—	—	(1,435)	—	(1,435)

Balances, December 31, 2000	1,000,000	1,000	—	(1,435)	—	(435)
Development stage net loss	—	—	—	(33,798)	—	(33,798)

Balances, December 31, 2001	1,000,000	1,000	—	(35,233)	—	(34,233)
Stock issued for cash	30,500,000	30,500	14,700	—	—	45,200
Development stage net loss	—	—	—	(32,419)	—	(32,419)

Balances, December 31, 2002	31,500,000	31,500	14,700	(67,652)	—	(21,452)

Development stage net loss	—	—	—	(55,776)	—	(55,776)

Balances, December 31, 2003	31,500,000	31,500	14,700	(123,428)	—	(77,228)

Stock issued for services	1,080,000	1,080	1,435,320	—	—	1,436,400
Stock issued for assets	9,500,000	9,500	21,840,500	—	—	21,850,000
Development stage net loss	—	—	—	(23,479,549)	—	(23,479,549)

Balances, December 31, 2004	42,080,000	42,080	$23,290,520	(23,602,977)	—	(270,377)

Stock issued for cash	3,000,000	3,000	2,847,000	—	—	2,850,000
Stock issued for services	300,000	300	599,700	—	—	600,000
Stock-based compensation	—	—	595,000	—	—	595,000
Stock issued for assets	300,000	300	644,700	—	—	645,000
Foreign exchange gain	—	—	—	—	123,511	123,511
Development stage net loss	—	—	—	(3,087,771)	—	(3,087,771)

Balances, September 30, 2005	45,680,000	$45,680	$27,976,920	$(26,690,748)	$123,511	$1,455,363

The accompanying notes are an integral part of these statements.

Back to Contents

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Interim Consolidated Statements of Cash Flows For The Periods Ended
September 30, 2005 and 2004
Unaudited (US Dollars)

	Cumulative, Inception December, 28 2000 Through September 30, 2005	For the Nine Months Ended September 30, 2005	For the Nine Months Ended September 30, 2004

Cash flows from operating activities:
Net loss	(26,690,748)	$(3,087,771)	$(1,639,490)
Adjustments to reconcile net loss to cash
flows from development stage operations:
Depreciation	8,929	8,929	—
Shares issued for services received	2,036,400	600,000	1,436,400
Write off of intangibles assets	22,400,386	745,000	—
Stock-based compensation	595,000	595,000	—
Changes in operating assets and liabilities:
Accounts receivable	(341,292)	(341,292)	—
Inventory	(555,403)	(136,170)	—
Prepaid expenses	(83,234)	(57,693)	1,469
Loan receivable	(300,000)	(300,000)	—
Accounts payable	211,022	55,193	8,170
Accrued liabilities	(37,924)	(94,924)	23,581
Unearned revenue	180,810	180,810	—

Net cash flows from operating activities	(2,576,054)	(1,832,918)	(169,870)

Cash flows from investing activities:
Acquisition of property and equipment	(112,487)	(106,613)	—
Acquisition of intangibles	(100,000)	(100,000)	—

Net cash flows from investing activities	(212,487)	(206,613)	—

Cash flows from financing activities:
Due to related parties	95,546	(3,588)	256,750
Share subscriptions received in advance, net	—	(2,042,500)	—
Proceeds from sale of common stock	2,896,200	2,850,000	—

Net cash flows from financing activities	2,991,746	803,912	256,750

Effect of exchange rate changes on cash and cash equivalents	123,511	123,511	—

Net cash flows	326,716	(1,112,108)	86,880

Cash and cash equivalents:
Beginning	—	1,438,824	441

Ending	326,716	$326,716	$87,321

Supplemental cash flow disclosures:
Cash paid for interest	13,081	$—	$4,804
Cash paid for income taxes	—	$—	$—
Supplemental disclosure for non-cash transactions:
Shares issued for services received	2,036,400	$600,000	$1,436,400
Shares issued for assets	22,495,000	$645,000	$—
Stock-based compensation	595,000	$595,000	—

The accompanying notes are an integral part of these statements.

Back to Contents

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Interim Consolidated Financial Statements
September 30, 2005 and 2004
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
September 30, 2005 and 2004
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

g)      Foreign Currency Transactions

The Company’s functional currency is the Canadian dollar. The Company’s reporting currency is the U.S. dollar. All transactions initiated in Canadian dollars are translated into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:

i) Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date; and
ii) Revenue and expense items at the average rate of exchange prevailing during the period.

Back to Contents

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Interim Consolidated Financial Statements
September 30, 2005 and 2004
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
September 30, 2005 and 2004
Unaudited (US Dollars)

Note 2 – Significant Accounting Policies - continued

l)      Segment Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", changed the way public companies report information about segments of their business in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services the entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company currently operates in Canada and United States, as disclosed in the accompanying statements of operations.

m)      Stock-Based Compensation

During the current year, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. The adoption of this accounting policy did not have any effect on prior periods.

n)      Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

For the period ended September 30, 2005, the Company’s only comprehensive income was foreign currency translation adjustments.

Back to Contents

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Interim Consolidated Financial Statements
September 30, 2005 and 2004
Unaudited (US Dollars)

Note 2 – Significant Accounting Policies - continued

o)      Loss per Share

The Company computes net loss per common share using SFAS No. 128 "Earnings Per Share." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average common shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at December 31, 2004 and 2003. Because the Company has incurred net losses and has no potentially dilutive common shares, basic and diluted loss per share are the same. Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

p)      Treasury Stock

The Company accounts for acquisitions of treasury stock under the cost method. Treasury stock is recorded as a separate component of stockholders' equity at cost, and paid-in capital accounts are not adjusted until the time of sale, retirement or other disposition.

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

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities.". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group ("DIG") process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS 149, as required, on July 1, 2003, with no material impact on its financial statements.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150, as required, on July 1, 2003, with no material impact on its financial statements.

Back to Contents

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Interim Consolidated Financial Statements
September 30, 2005 and 2004
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

Back to Contents

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Interim Consolidated Financial Statements
September 30, 2005 and 2004
Unaudited (US Dollars)

Note 3 – Property and Equipment

Details are as follows:

	Cost	Accumulated Depreciation	Net Book Value 2005	Net Book Value 2004

Office and computer equipment	$119,563	$15,018	$104,545	$—

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

As per the original agreement, a total of 4,500,000 Exchangeable Shares were held in escrow until the earlier of i) 9 months after the completion of the assets acquisition or ii) if the vendor assists 4234251 Canada Inc. to enter into a Joint Venture agreement with a third party. During the current quarter, the Company has extended the escrow period to January 31, 2006.

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
September 30, 2005 and 2004
Unaudited (US Dollars)

Note 4 – Capital Stock - continued

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

Back to Contents

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Interim Consolidated Financial Statements
September 30, 2005 and 2004
Unaudited (US Dollars)

Note 4 – Capital Stock - continued

f) During the period, the Company granted 385,000 stock options to a director and officer with a strike price of $1.70 per share. The options vested on August 18, 2005.

Effective May 31, 2005, the Company recognizes compensation expense on stock options granted to both employees and non-employees using the fair value method, which the Company records as an expense. The stock option compensation expense is calculated using the Black-Scholes Option Pricing Model with the following assumptions from the date of grant:

Risk-free interest rate	3.21%
Expected dividend yield	—
Expected stock price volatility	147%
Expected option life in years	5

Current period stock-based compensation amounted to $595,000 (December 31, 2004 – $Nil), and has been included in general and administrative expenses. No stock purchase options have been granted prior to May 31, 2005.

Option pricing models require the input of highly subjective assumptions, particularly as to the expected price volatility of the stock. Changes in these assumptions can materially affect the fair value estimated, and therefore it is management’s view that the existing models do not necessarily provide a single reliable measure of the fair value of the Company’s stock option grants.

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
September 30, 2005 and 2004
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

As of December 31, 2004, the Canadian subsidiaries also have approximately $21,000 (Cdn. $25,000) of non-capital losses, which are not included in the figures above that can be used to reduce future taxable income.

Note 6 – Related Party Balances and Transactions

As of September 30, 2005, the Company is obligated to a former director and officer on an interest bearing promissory note in the amount of $70,546 (2004 – $65,626) due on demand with interest calculated at a rate of 10% per annum (compounded annually). Current period interest expense on this loan was $3,360 (2004 – $1,560).

As of September 30, 2005, the Company is obligated to a shareholder in the amount of $25,000 (2004 – $25,000). This loan is unsecured, non-interest bearing and due on demand.

Note 7 – Demand Loan Receivable

The loan was advanced to a supplier in China, bears interest at 4.5 % per annum and is repayable on demand.

Back to Contents

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Interim Consolidated Financial Statements
September 30, 2005 and 2004
Unaudited (US Dollars)

Note 8 – Commitments

a) The Company, through its subsidiary 4234251 Canada Inc., has entered into an operating lease for office premises in Canada. Minimum lease payments are as follows:

2005	$27,197
2006	55,827
2007	52,540
2008	53,140
2009	54,700
Thereafter	4,570

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

c) Warrant Commitment

On 28 August 2005, Neutron resolved to issue to Creata Promotions (USA), Inc. a warrant to purchase up to 3,000,000 common shares of Neutron exerciseable at $1.00 per share and subject to vesting terms related to achievement of sales goals related to Creata’s efforts on behalf of Neutron.

Back to Contents

NEUTRON ENTERPRISES, INC.
(A development stage enterprise)
Notes to Interim Consolidated Financial Statements
September 30, 2005 and 2004
Unaudited (US Dollars)

Note 9 – Segmented Information

Geographic	U.S.	Canada	Total

Net loss for the period	$1,469,027	$1,618,744	$3,087,771
Property and equipment	$—	$104,545	$104,545
Inventory	$100,000	$649,030	$749,030
Identifiable assets	$963,245	$941,572	$1,904,817

Back to Contents

Item 2: Management's Discussion and Analysis and Plan of Operation

Background

Neutron Enterprises, Inc. (“Neutron” or the “Company”) originally intended to operate as an online web based heavy equipment marketing company. The business plan was unsuccessful due to the competitive nature of the industry and a commercial downturn in use of the Internet for purchase of costly heavy equipment.

In February 2004, the Company determined to abandon its former business plan and seek alternative business opportunities. Since that time, management evaluated options for preserving value for its shareholders. While the Company has had minimal cash resources, management believes that as a public company it is possible to attract and retain management and key employees, raise additional capital and acquire operating assets or ongoing businesses. After looking at a number of possible industries, the Company initially identified the life sciences and nanotechnology industry as a potential target. The Company proceeded to acquire University Medical Enterprises, Inc. (“UMED”), Nanosphere Technologies Inc. (“Nanosphere”) and Life Sciences Private Equity Inc. (“Life Sciences”). UMED was acquired on March 1, 2004, had no assets or liabilities on that date, and is currently inactive. Nanosphere and Life Sciences were incorporated on April 26, 2004 and are currently inactive. The Company also entered into other letters of intent which were subsequently abandoned. Management has determined to abandon its efforts to develop these businesses based upon the amount of capital that would be needed to pursue them and has written off all costs and expenses related to them.

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

4234251 Canada Inc. has executed a Put and Call Agreement with each vendor relating to the Exchangeable Shares. Pursuant to the respective agreements, each vendor has the option, under certain circumstances including the insolvency of the corporation, to cause the corporation to repurchase its Exchangeable Shares in consideration of the delivery of common shares of the Company on a one for one basis. The agreement also gives Neutron Enterprises, Inc. as well as 4234260 Canada Inc. an overriding call right to purchase the Exchangeable Shares owned by each vendor should a vendor request that the corporation repurchase the Exchangeable Shares, whether pursuant to the Put and Call Agreement or pursuant to the articles of incorporation of the corporation. Consideration in this circumstance is the common shares of Neutron. A total of 4,500,000 Exchangeable Shares are held in escrow until the earlier of i) 9 months after the completion of the assets acquisition or ii) if, the vendor assists 4234251 Canada Inc. to enter into a Joint Venture agreement with a third party. During the quarter, the Company extended the escrow agreement until January 31, 2006.

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

The Company’s major business units are listed below:

•	Point of Sale/Point of Display – We now offer two products into the market, namely: Elumalite and Ultra-Glo.

1) Elumalite. Elumalite’s Elumasheet posters are a thin sheet of vinyl (2mm), flexible, and can be designed in many custom shapes and sizes. The design provides the client an animated point of sale poster bringing life to a static design. The primary use is for point of sale and point of display advertisements.

2) ULTRA-GLO. We believe that ULTRA-GLO is a significant advance in point of sale displays due to its super slim L.E.D. frame style lightbox that is energy efficient, edge lit for even illumination, very long lifespan, with easy to change the print image sheets.

•	L.E.D. Video Screens – we intend to sell to end users and to resellers both indoor and outdoor L.E.D. Video screens and Message Center for the purpose of resale. These screens will be built to client’s specifications. We will utilize our proprietary technology and will have them sub-assembled in Taiwan.

Back to Contents

•	Media Boards – We intend to acquire premier locations and install L.E.D. screens for the purpose of reselling advertising, creating a recurring revenue model. The L.E.D. screens will utilize our proprietary technology and will be sub-assembled to our own specific design.

•	Mobile Screen Events - We intend to utilize mobile screens and sale advertising at outdoor events such as the McDonald’s Air and Sea Show in Fort Lauderdale.

To date we have incurred operating losses, as our revenues have not achieved a sufficient level to support our general and administrative expenses. The Company is currently supporting a sales back log amounting to $180,810 in contracts to be fulfilled over the next three months.

Our various operating units have inherent risk. Our future is largely dependent upon the success in building an infrastructure and executing our business plan. During the quarter we expanded our sales foot print by opening an office in Shanghai, China to service local demand and completing a global Joint Venture agreement with Creata (as further described below). We plan to further invest in development to our proprietary technologies. During the last quarter our Elumalite power source received UL approval. Unanticipated technical or manufacturing obstacles can arise at any time, disrupt sales or licensing activities, and result in lengthy and costly delays. Our technologies may not achieve market acceptance sufficient to sustain operations or achieve future profits. Furthermore, our business development is substantially dependent on the services of G. Michael Singh, our head of Global Marketing. If we were to lose his services our business development efforts will be substantially adversely affected. However, we have a long-term employment agreement with Mr. Singh.

We incurred net operating losses of $1,158,108 during the three months ended September 30, 2005 .  We will likely incur additional operating losses during the remainder of 2005, and we will need additional operating funds to support our current operational expenses until we begin to generate sufficient sales to support our growth.  See “Liquidity and Capital Resources” below. Based on our current plan, we anticipate that we will be raising additional equity and or debt during the fourth quarter in order to meet our cash requirements for the next twelve months.  We have significant flexibility to adjust the level of research and development and selling and administrative expenses based on the availability of resources.  However, reductions in expenditures could delay development and adversely affect our ability to generate future revenues.

In fiscal 2005, we believe revenues will grow primarily due to increased acceptance of our product mix. In the first nine months of fiscal 2005, we saw our revenues grow as the willingness of the marketplace to test and buy our products. Our Elumalite point of sale and display posters are starting to get traction in the marketplace. The Company entered into a joint venture with Creata establishing a global sales program. Under terms of the agreement, Creata is establishing a new global business unit called Creata Merchandise to market DSBN proprietary digital signage and point of sale technologies. GLO-MATION™ and ULTRA-GLO™ will be integrated into Creata’s product offerings and marketing strategies for its rostered international clients. Creata will establish showrooms in 12 of its worldwide offices to promote DSBN’s products, including the cities of Chicago, Los Angeles, Hong Kong, London, Munich, Paris, Sao Paolo, Shanghai and Sydney. Creata is one of the world’s premier marketing and promotion firms with 14 offices worldwide. Creata plans to introduce and market GLO-MATION™ and ULTRA-GLO™ offerings to global consumer products companies and multi-national fast food restaurants, supermarket chains, department stores, petrochemical, telecommunications and consumer finance companies.

_______
*	For the purpose of the Joint Venture Agreement we will be marketing Elumalite products under the name of GLO-MATION.

Back to Contents

During thequarter period the Company concluded tests and sales in its Elumalite division with Molson’s Canada, Nestle S.V., Solo Mobile a division of Bell Canada just to name a few. Our L.E.D. division is in final stages in negotiating several high traffic locations for its media boards. The Company has several strong indications that we have been selected as finalist for L.E.D. screen sales and anticipates delivery in the first quarter of 2006 of several screens. Our Mobile Screen Division has successfully completed the Pacific National Exhibition in Vancouver, Canada and the Detroit Jazz festival. We have already been awarded a new event for the fourth quarter of 2005 and one for the first quarter of 2006 as well as our on going commitment to manage the screens in Las Vegas.

We are aggressively developing new versions of existing products and new products based on our proprietary technologies to support future growth. During the current quarter the Company made significant inroads in negotiating alliances and to help accelerate the rollout of our product mix. To date, the Company has been successful in advancing and streamlining its EL products. During this quarter the Company collaborated with the factory in developing the next generation Ultra-Glo. Ultra-Glo has been in development for over one year stemming from the team’s experience as world leaders in L.E.D. technologies. The design has been based on mobile phones and LCD display backlighting. It transfers a beam of light into a surface-like light source. Utilizing optic quality polymethyl- methacrylate (pmma) and LCD display technology, Ultra-Glo has an ultra-bright backlit panel with even light distribution on the viewable surface. The process calculates the arrangement of reflective dots, resulting in accurate and even lighting. The aluminum snap flip-frame allows the image transparencies to be easily changed in a matter of seconds.

Ultra-Glo has an 8-12 year lifespan, compared to the 3-5 year lifespan of rival products. Ultra-Glo is safer to use, recyclable and generates less heat than most other backlit signage. Traditional light boxes are very fragile and require very careful shipping and installation; Ultra-Glo is very durable in production, shipping and installation. Ultra-Glo dimensions are a maximum of 3,000 millimeters in length by 700 millimeters wide and a depth of only 5 millimeters.

We believe the success of our L.E.D. Screens and Mobile Events and new Point of Sale/Display products will provide a solid foundation for business growth over the next several years. We also believe that Media Boards are positioned for significant long term contracts during fiscal 2006.

Back to Contents

Critical Accounting Policies and Estimates

We have identified the policies below as critical to our business operations and the understandings of our results of operations. Our accounting policies are more fully described in our financial statements set forth above and in our annual report on Form 10-KSB The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis and Plan of Operation when such policies affect our reported and expected financial results.

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

Results of Operations

Revenues

In the first nine months of 2005 the Company recognized revenue of $ 766,664. This represented third quarter revenue of $339,005 which represents a decrease in sales of $70,704 over the second quarter of 2005. The Company generated repeat revenue from its sales of Elumalite Point of Sales Elumasheet to its customers as well as ramping up of sales in our mobile screens. During this quarter the Company generated a backlog of $180,810 in sales compared to $109, 573 in the second quarter of 2005.

Sales revenues have not increased in line with marketing expenses by virtue of the significant lead times associated with marketing to large multinational companies, which are the Company’s target market.

Back to Contents

General and Administrative Expenses

General and administrative expenses were ($3,103,797) in the first nine months period ended September 30, 2005 compared to ($1,634,686) during the same period ended in 2004. The increase in expenses relates to additional resources required to operate the Company. The balance of the increase relates in executing our sales and marketing efforts. For the three months ended September 30, 2005, the total G&A was $1,495,113 compared to $577,054 for the three months ended June 30, 2005. The increase from the previous quarter is mainly attributed to the normal business activity associated with the operations including the cost of the new hires and the charge of $595,000 attributed to the vesting of stock options. The increase can also be attributed to ramping production and training of Creata offices for the global roll out of our point-of-sale technologies.

We may expend additional resources on marketing our proprietary technologies in future periods, which may increase selling, general and administrative expenses. We also expect to incur additional costs in fiscal 2005 to comply with various sections of the Sarbanes-Oxley Act.  We do not currently have an estimate of these increased costs, but they are expected to include increased staffing, outside consultants and increased legal and audit costs.

Net Loss

The net loss for the nine month period ended September 30, 2005 was ($3,087,771) compared to the net loss of ($1,639,490) in the same period ended in 2004. For the third quarter ended September 30, 2005 the Company incurred a net loss of ($1,158,108) compared to the net loss of ($173,348) in second quarter of this year. The net loss during the current quarter was caused by our general and administrative expenses in which we increased the number of employees to adequately market our product and services as well as the write-off of vesting stock options.

Liquidity and Capital Resources

We continue to experience negative cash flow from operating activities as the Company has been in growth mode.   Cash at September 30, 2005 was $326,716 compared to cash of $87,321 at September 30, 2004. Cash at June 30, 2005 was $990,610. The decrease in cash during the quarter was primarily the result from losses from operations and the issuance of a demand loan extended to El Light of $300,000 in order for EL Light to increase monthly production and improve quality control to satisfy our quality standards.

Principal factors that could affect the availability of our internally generated funds include:

•	product acceptance in new markets.
•	introduction of competing technologies; and
•	product mix and effect on margins.

Principal factors that could affect the ability to obtain cash from external sources include:

•	volatility in the capital markets; and
•	market price and trading volume of our common stock.

Back to Contents

Based on our current cash position and assuming currently planned expenditures and level of operations, we believe we will have to raise additional funds to have sufficient cash for operations for the next twelve months. We anticipate completing a private placement in the fourth quarter. We believe sales of product groups will continue to ramp up and contribute cash in fiscal 2005 and 2006. We believe that any investment capital we may require will be available to us, but there can be no guarantee that we will be able to raise funds on terms acceptable to us, or at all. We have flexibility to adjust the level of research and development and selling and administrative expenses based on the availability of resources. However, reductions in expenditures could delay development and adversely affect our ability to generate future revenues.

Cash Flows

Operating Activities

Our net cash used in operating activities was $1,832,918 for the nine month period ended September 30, 2005 compared to $169,870 in the year earlier period. For the period ended September 30, 2005, the net loss of $3,087,771 included certain expenses not requiring the use of cash totaling approximately $1,948,929.

As of September 30, 2005, we had working capital of $1,350,818 compared to a working capital of $1,775,249 at December 31, 2004. Net working capital, excluding cash and short-term debt, was $1,024,102 at September 30, 2005. This represents an increase of $687,677 during the nine month period from the net working capital at December 31, 2004. The increase in net working capital primarily resulted from increases in inventories, demand loan and account receivables as a result of normal business operations. In fiscal 2005, we expect increases in receivables and inventory balances as revenues grow.

Investing Activities

For the period ended September 30, 2005, capital expenditures of $106,613 were made for property and equipment. We anticipate continued capital expenditures for computer equipment, furniture and fixtures as we continue to build our infrastructure in fiscal 2005. During the quarter we lent $300,000 to EL Light in Shanghai, China. The purpose of the loan was to facilitate EL Light’s expansion of its manufacturing facilities and technologies in order for them to be able to produce larger quantity orders we anticipate placing with them during 2006.

Financing Activities

During the first nine month period of fiscal 2005 the Company received the remaining share subscriptions of $850,000. The Company is required to pay 5% of the gross proceeds as agent fees. As of December 31, 2004, the Company has accrued $69,576 in liabilities and the offsetting entry is to share subscription received in advance. The Company issued 3,000,000 warrants to create in connection with the establishment during the quarter in which none have been exercised to date. The vesting of the warrants are subject to vesting terms related to achievement of sales goals on behalf of Neutron (see note 8e to the unaudited financial statements).

Back to Contents

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons.

Contractual Commitments and Commercial Commitments

The following table summarizes our contractual obligations at September 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Operating leases	$235,348	$14,571	$161,507	$54,700	$4,570
Employment agreements	$1,169,560	$98,760	$922,000	$148,800	—

Total contractual cash obligations	$1,404,908	$113,331	$1,083,507	$203,500	$4,570

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

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group ("DIG") process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS 149, as required, on July 1, 2003, with no material impact on its financial statements.

Back to Contents

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150, as required, on July 1, 2003, with no material impact on its financial statements.

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

Back to Contents

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The adoption of this standard did not expect to have a material effect on the Company’s results of operations or financial position in prior periods.

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

It is the conclusion of our principal executive officer and principal financial officer that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and there have been no other changes in our internal controls over financial reporting during our most recent fiscal period that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal period ended September 30, 2005 and all prior periods.

Back to Contents

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

None

Item 2: Changes in Securities and Small Business Issuer Purchases of Equity Securities

Item 3: Unregistered Sales of Securities and Use of Proceeds. During the period ended June 30, 2005, the Company granted warrants to purchase 3,000,000 shares to its joint venture partners, Creata Promotions (USA) Inc. These warrants were issued, without commission, in reliance upon the private placement exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 4: Defaults upon Senior Securities

None

Item 5: Submission of Matters to a Vote of Security Holders

None

Item 6: Other Information

None

Item 7: Exhibits and Reports on Form 8-K

Exhibits

10.1	Create Warrant

31.1	Certification Pursuant to Rule 13(a)-15(e) or 15d-15e of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13(a)-15(e) or 15d-15e of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.4	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports of Form 8-K
    None

Back to Contents

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Neutron Enterprises, Inc.

(Registrant)

Name	Title	Date

/s/ Andrew Gertler	Chief Executive Officer and President	November 21, 2005

Andrew Gertler

/s/ Paul Denommee	Chief Financial Officer	November 21, 2005

Paul Denommee