Form 10KSB
period 2005-12-31
NEUTRON ENTERPRISES INC
filed 2006-04-17
CIK 1135140

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

NEUTRON ENTERPRISES, INC.

(Exact name of Registrant as specified in its Charter)

Nevada	005-80243	98-0338100
State of incorporation	Commission File No.	IRS Employer Identification No.

450 Matheson Blvd. East, Mississauga, Ontario L4Z 1R5, Canada
(905) 238-1777

(Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

(Title of class)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10 KSB. [  ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2005 computed by reference to the average bid and asked prices of such stock as of such date as reported on the NASDAQ OTC Bulletin Board: $82,224,000. For record keeping purposes of the SEC only. The inclusion of shares in the calculation of such market value should not be construed as an admission or conclusion by the registrant that any shares held by a person excluded from the calculation is in fact an affiliate of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 45,680,000 shares of Common Stock, $.001 par value (as of December 31, 2005).

Transitional Small Business Disclosure Format (check one):  Yes    No X

DOCUMENTS INCORPORATED BY REFERENCE: None.

Back to Contents

Neutron Enterprises, Inc.
ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2005

TABLE OF CONTENTS
–––––––––––––––

Forward Looking Statements

PART 1

Item 1.	Description of Business
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market Price for Common Equity, Related Stockholder
Matters and Small Business Issuer Purchases of Equity Securities

Item 6.	Management's Discussion and Analysis or Plan of Operation

Item 7.	Financial Statements
Item 8.	Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure
Item 8A.	Controls and Procedures

PART III

Item 9.	Directors and Executive Officers of the Registrant
Item 10	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12.	Certain Relationships and Related Matters
Item 13.	Exhibits, List and Reports on Form 8-K
Item 14.	Principal Accountant Fees and Services

SIGNATURES

Back to Contents

FORWARD-LOOKING STATEMENTS

Portions of this Form 10-KSB, including disclosure under "Management's Discussion and Analysis or Plan of Operation," contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, expect, anticipate, estimate, believe, intend, contemplate or project. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others,

o	our ability to raise capital,

o	our ability to obtain and retain clients,

o	our ability to provide our products and services at competitive rates,

o	our ability to execute our business strategy in a very competitive environment,

o	our degree of financial leverage,

o	risks associated with our acquiring and integrating companies into our own,

o	risks relating to rapidly developing technology,

o	risks related to international economies,

o	risks related to market acceptance and demand for our services,

o	the impact of competitive services,

o	risks associated with economic conditions and continued weakness in the U. S. securities market,

o	other risks referenced from time to time in our SEC filings.

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

PART I

Item 1 - Description of Business

Certain terms used in this Annual Report, such as "we,""us" and "our" and words of similar import refer to Neutron Enterprises, Inc. and its subsidiaries, including Digital Signage Broadcast Network (DSBN) Inc.

Unless otherwise specifically set forth to the contrary, all dollar amounts in this Annual Report refer to United States Dollars.

Back to Contents

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

4234251 Canada Inc. has executed a Put and Call Agreement with each vendor relating to the Exchangeable Shares. Pursuant to the respective agreements, each vendor has the option, under certain circumstances including the insolvency of the corporation, to cause the corporation to repurchase its Exchangeable Shares in consideration of the delivery of common shares of Neutron Enterprises, Inc., the whole or a one for one basis. The agreement also gives Neutron Enterprises, Inc. as well as 4234260 Canada Inc. an overriding call right to purchase the Exchangeable Shares owned by each vendor should a vendor request that the corporation repurchase the Exchangeable Shares, whether pursuant to the Put and Call Agreement or pursuant to the articles of incorporation of the corporation, consideration in this circumstance is the common shares of Neutron. A total of 4,500,000 Exchangeable Shares are held in escrow until the earlier of i) 9 months after the completion of the assets acquisition or ii) if, the vendor assists 4234251 Canada Inc. to enter into a Joint Venture agreement with a third party. In September 2005, the Company extended the escrow period to January 31, 2006. In accordance with the purchase and sale agreement, Elumalite Technologies has satisfied their escrow requirement.

Back to Contents

On January 11, 2005, we completed the acquisition of certain assets from Sharp Marketing. Under the terms of the definitive asset acquisition agreement, the aggregate purchase price for the acquired assets will be payable by the treasury issuance of 500,000 exchangeable shares of 4234251 Canada Inc. and by paying $100,000 (cash). The exchangeable shares can be exchanged to the common shares of Neutron Enterprises, Inc. at no additional considerations to the vendor. 300,000 of the exchangeable shares may be exchanged into shares of Neutron Enterprises, Inc. at any time. The remaining 200,000 exchangeable shares are subject to earn out restrictions. Subsequent to the year-end, the 300,000 exchangeable shares have been converted into shares of Neutron Enterprises, Inc.

As a result of this acquisition and the subsequent efforts to put together an organization, the Company has begun to create a manufacturing and distribution company selling proprietary Point of Sale (POS) display technologies. .

The assets acquired form the basis of the Digital Signage Broadcast Network (DSBN). The market for the Company’s new electroluminescent point of sale technology (“EL) is the retail location of any customer contact point. The sales effort related to the L.E.D. (light emitting diode) products, is based in Mississauga, Ontario with a proprietary licensed product sub-assembly manufacturing source in Taipei, Taiwan. The Company intends to sell, and install custom modular, small to large format L.E.D. displays and systems for indoor and outdoor digital video applications. The Company is in continuing negotiations to secure contracts for major landmarks, venues and high traffic locations for its DSBN L.E.D. screens which, once installed, are expected to generate recurring advertising revenues.

We have made significant investments in acquisition of assets in order to establish an operating business. We are focused on building an infrastructure to commence business operations, including leasing premises and hiring a sales and support team. We offer our products for sale worldwide, but expect the largest markets to be the United States, Canada and Europe.

Our three major business units are listed below:

•	Point-of-Sale Advertising Technologies–Consist of Elumalite™ (“Elumalite”)and Ultra-Glo™ (“Ultra-Glo”) and Elumalite. Elumalite is an electroluminescent paper-thin POP technology that combines rich graphics and illuminated motion. Elumalite advertising signage is unique in that it can be programmed to illuminate any area or areas, text or images, and has the ability to provide synchronized animated motion within the sign. The posters are thin, flexible, do not emit heat and offer a new animated point-of-sale alternative to static, neon and backlit posters by generating brighter, clearer, higher-resolution images. Elumalite represents the evolution of traditional static sign merchandising to digital solutions that captivate, entertain and motivate consumers. Ultra-Glo is a next generation energy efficient L.E.D. lightbox for Point-of-Purchase displays which provides brighter illumination, longer life span and up to 85% more energy efficiency when compared to traditional fluorescent tube technology.

•	L.E.D. Video Screens – we will sell to end users and to resellers both indoor and outdoor L.E.D. video screens and message centers. These screens will be built to client’s custom specifications.

•	Out-of-Home and L.E.D. “Super Screen” Event Marketing -The Company provides innovative fixed and mobile L.E.D. screens and custom content for outdoor, broadcast quality messages at major events including CVS Pharmacy’s Superscreen on LasVegas Blvd., the McDonald’s Air & Sea Show and The Detroit Auto Show amongst others. We see opportunities to further grow this business either through acquisition or through organic growth.

Back to Contents

In order to capitalize on our product mix, we continue to focus on our organization, management processes and business relationships.

•	Organization

o	In fiscal 2005, we expanded our in house sales team by adding two employees in our POS division reporting directly to the Director of Global Sales to ensure that we roll out the new products as quickly and efficiently as possible

o	During fiscal 2005, we expanded our in-house mobile screen sales team by adding two employees reporting directly to the Sales manager to ensure that we are able to effectively ramp up our sales.

•	Management Process

o	In fiscal 2005, we continued to refine our sales/development process. This process provides executive review of each project at key phases within the sales/development cycle. The goal is to ensure that our products meet our cost, reliability and business goals.

o	In 2005, we had our factory partners perform several compliance audits for certain Fortune 500 Customers.

o	In 2005, we established a collaboration process to support the global relationship with Creata, our marketing partner.

•	Business Relationships:

o	We advanced $450,000 to our manufacturing sub-contractor in China to expand its operating facility on order to be capable of servicing our anticipated demand for our product. This loan is convertible into an ownership position at the option of Neutron.

o	We entered into a global joint venture with create to sell our Ultra-Glo and Elumalite products. Through Creata we were able to establish twelve global offices with presence in every major marketplace.

o	We intend to expand our direct sales force in North America to focus on small to midsize companies.

Recent Developments

On April 3, 2006 the Company announced that it had secured a long-term 8% credit facility totaling $3 million. The credit facility is secured by a lien on substantially all of the company’s assets. The secured financing is in the form of non-convertible senior debt, resulting in no dilution to the Company’s existing shareholders.

Any purchase of shares in Neutron should be considered highly speculative and involve a number of financial and business risks. Shareholder value appreciation of the Company's securities will depend upon successful investments being made. There can be no assurance that the Company's investment objectives will be achieved.

Back to Contents

Manufacturing and Suppliers

We believe establishing and maintaining quality manufacturing partners is essential to the performance of our products and the growth of our business.

During fiscal 2005, we have developed necessary relationship in order to spread our manufacturing amongst several facilities. Elumalite and Ultra-Glo manufacturing for both point of sale and point of display will located in Shanghai, China and L.E.D. sub-assembly occurs with our strategic partner’s facility in Taiwan.

All manufactured products will either shipped directly to our customers or stored in our Ontario facility and distributed as required.  We believe this form of distribution flexibility best serves our clients present and future needs.

We have refined our internal business processes to improve how we design, test and qualify product designs.  We will implement rigorous manufacturing and quality processes to track production and field failures.   We expect our POS and L.E.D. screens ramp up production during 2006.

Selling, Marketing and Customers

We will market and sell products and services through our direct sales force and administrative offices are based in Mississauga, Ontario Our sales and marketing strategy is to secure orders for our products and services by direct sales. The company has executed a global joint marketing venture with Creata, one of the largest premium marketing and branding companies in the world. Under terms of the agreement, Creata is establishing a new global business unit called Creata Merchandise to market DSBN proprietary digital signage and point of sale technologies. GLO-MATION™ and ULTRA-GLO™ will be integrated into Creata’s product offerings and marketing strategies for its rostered international clients Creata plans to introduce and market GLO-MATION™ and ULTRA-GLO™ offerings to global consumer products companies and multi-national fast food restaurants, supermarket chains, department stores, petrochemical, telecommunications and consumer finance companies.

We utilize an established channel of existing relationships to generate business leads. For our L.E.D. Screens we will work directly with the end users as well as with architects who specify design.. Sales and marketing expenses include commission expense for our in-house sales people and the cost of conferences, preparation of marketing collateral materials, and the acquisition of studies and other materials pertaining to our target markets and customers.

For fiscal 2005, the Company had sales of $1,020,596. For fiscal year ended December 31, 2004, the Company did not have any sales.

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

Back to Contents

We believe our proprietary technology and our direct sourcing and manufacturing of components will be a barrier to entrants to penetrate.

We also believe our Elumalite and UtraGlo technology is novel and has distinct market attributes compared to existing and competing translucent and neon point of sale and point of display signage. We believe our Elumalite technology produces creative opportunities and visual spectacular “flash animation appeal” of EL technology makes this product truly unique and eye catching, and ELumalite’s production size capabilities provide greater scope of use. We are not aware of companies offering our Elumalite signs offering the same brightness and reliability of Elumalite, but others may introduce products with features and performance competitive to our products. Ultra-Glo is a next generation super-slim energy efficient L.E.D. lightbox for Point-of-Purchase displays which provides brighter illumination, longer life span and up to 85% more energy efficiency when compared to traditional fluorescent tube technology.

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

Intellectual Property Rights and Proprietary Information

Back to Contents

We operate in an industry where innovations, investment in new ideas and protection of resulting intellectual property rights are important to success. We rely on a variety of intellectual property protections for our products and technologies, including where obtainable patent, copyright, trademark and trade secret laws, and contractual obligations, and we pursue a policy of vigorously enforcing such rights. As of the date of this Report, the Company does not hold any patents directly, however our manufacturing partner in Shanghai, China is actively pursuing patents on Elumalite and Ultra-Glo

Key Employees

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

Employees

At December 31, 2005, we employed a total of twenty people. Of such employees, fifteen were in marketing, sales and licensing and five were in general and administrative   We also lease technical personnel from time to time on an as needed basis and use outside consultants for various services.  We have not experienced any work stoppages and are not a party to a collective bargaining agreement, and we consider our relations with our employees to be favorable.

Item 2. Properties.

Our executive offices are located at 450 Matheson Blvd. East, Mississauga, Ontario.  In December 2004, we entered into a five-year lease agreement for our office and warehouse space in Mississauga to house our L.E.D. and Elumalite operations. We occupy 7,548 square feet and, under the terms of the lease dated January 31, 2010, pay an annual rent of $51,750.  Our Mississauga office also houses our mobile screen and event operations.  We believe there is adequate availability of office and development space in the general vicinity to meet our future needs.

Item 3. Legal Proceedings.

Origin Design

An action was taken against the Company by Origin design claiming damages as a result of our refusal to allow them to obtain the right to free trade in the shares of the Company. We counter-claimed this action by claiming that they did not provide the services called for in their agreement with the Company, and we are requesting that these shares are cancelled.

Jumbo Video

An action was taken against the Company by Jumbo Video claiming damages from the Company with respect to the actions taken by a contractor of the Company prior to his joining the Company. The Company has contested this action and has asked to be removed from the lawsuit as we had no connection with the defendant at the time.

Back to Contents

Cancellation of shares

Subsequent to the end of fiscal 2005, the Company has commenced litigation against a third party with respect to cancelling 1,000,000 shares of the Company that had been issued to the third party. The Company believes that it has a valid basis to cancel the shares.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities.

Market Information

Our common stock is traded and quoted on NASDAQ OTC Electronic Bulletin Board under the symbol “NTRN”. The market for our common stock has often been sporadic and limited.

The following table sets forth the high and low bid quotations for our common stock for the fiscal years ended December 31, 2003. 2004 and the quarter ended March 31, 2006:

	Bid Quotations
	High	Low

Fiscal Year Ending December 31, 2003
First Quarter	0.275	0.2
Second Quarter	0.45	0.1
Third Quarter	3.95	0.6
Fourth Quarter	3.25	3
Fiscal Year Ending December 31, 2004
First Quarter	3.65	0.515
Second Quarter	2.8	0.66
Third Quarter	2.2	0.6
Fourth Quarter	2.47	0.9
Fiscal Year Ending December 31, 2005
First Quarter	2.40	1.70
Second Quarter	2.40	1.70
Third Quarter	3.60	1.65
Fourth Quarter	3.00	2.00

The above quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. Fiscal 2005 prices represent the high and low closing price.

We had 46 holders of record of our common stock at December 31, 2005, with 45,680,000 shares issued and outstanding. We have never paid a cash dividend on our common stock and do not expect to pay dividends in the foreseeable future.

Equity Compensation Plan Information

Back to Contents

During fiscal 2005, we have implemented an incentive plans under which equity securities are authorized for issuance to our employees, consultants or directors. We intend to issue to employees, directors and service providers special stock options, inducement grants and warrants to purchase common shares. Options for 385,000 shares were granted to an officer of the Company during fiscal 2005.

Recent Sales of Unregistered Securities

In December 2004, we completed a private placement for $3,000,000 and have issued 3,000,000 shares of common stock in February 2005 in reliance upon regulation D, Regulation S and /or Section 4 (2) of the Securities Act of 1933, as amended. No brokerage commissions were paid in connection with such sellers.

Item 6 - Selected Financial Data.

The following selected financial data has been derived from our audited consolidated financial statements and the related notes. This information should be read in conjunction with Item 7 of this report -"Management’s Discussion and Analysis or Plan of Operation," and with our consolidated financial statements and the related notes set forth at the pages indicated in Item 15(a) of this report.

For the fiscal years ended December 31,

	2005	2004	2003	2002	2001

Statement of Operations:
Net revenues	$1,020,596	$—	$—	$—	$—
Gross profit (loss)	$173,838	$—	$—	$—	$—
Net loss	$(4,391,298)	$(23,479,549)	$(55,776)	$(32,419)	$(33,798)
Net loss available to common stockholders	$(4,391,298)	$(23,479,549)	$(55,776)	$(32,419)	$(33,798)
Net loss per share-basic and diluted	$(.10)	$(.72)	$(0)	$(.02)	$(.34)
Weighted average number of shares-basic and diluted	45,313,425	32,525,973	31,500,000	1,911,096	100,000

As of December 31,

	2005	2004	2003	2002	2001

Working capital (deficiency)	$71,670	$1,766,249	$(77,228)	$17,416	$(35,430)
Total assets	$1,492,488	$2,084,086	$1,910	$20,075	$10,656
Long-term obligations	$—	$—	$—	$—	$—
Total stockholders' equity (deficit)	$622,969	$(270,377)	$(77,228)	$(21,452)	$(34,223)

Item 7 - Management's Discussion and Analysis or Plan of Operations.

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

Back to Contents

We begin this discussion with an overview to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed by a discussion of our results of operations for the fiscal years ended December 31, 2005 and 2004. We discuss our financial condition at December 31, 2005 with a comparison to December 31 2004. This section includes information regarding our liquidity and capital resources, cash flows, and contractual obligations. Finally, we provide a description of significant risk factors associated with an investment in our security at the end of this discussion.

OVERVIEW

The Company is a media company that operates the Digital Signage Broadcast Network (DSBN). The Company’s L.E.D. (Light Emitting Diode) sales company is based in Mississauga, Ontario with licensed proprietary product sub-assembly manufacturing in Taipei, Taiwan. The Company also sells electroluminescent point of sale technology. This is a new technology point of sale signage which we are targeting to sell to a variety of retail companies. The Company sells and installs custom format L.E.D. displays and systems for indoor and outdoor digital video applications. Through its event marketing business, the Company has secured contracts that enable it to provide advertising opportunities for its customers at major landmarks, venues and high traffic locations. The Company continues to pursue opportunities to place its DSBN L.E.D. screens in prime locations, which once installed, will generate recurring advertising revenue.

Fiscal 2005 was a pivotal year for our company as we generated our first product sales, and our first event marketing sales, totaling $1.02 million. In fiscal 2004, we had acquired certain assets from DVT Group and Elumalite Technologies, which together with our business development activities transitioned the Company into an operating company. To date we have incurred operating losses, as we have not yet achieved revenues sufficient to support our general and administrative expenses.

Our various operating units have inherent risk. Our future is largely dependent upon our success in building an infrastructure and executing our business plan. We plan to further invest in development to our proprietary technologies. Unanticipated technical or manufacturing obstacles can arise at any time, disrupt sales or licensing activities, and result in lengthy and costly delays. See “Risk Factors” below for a more complete discussion of the risks that we our part of our business.

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

During fiscal 2005, we received pilot orders for our Elumalite™ (“EL”, or “Elumalite”) and our Ultra-Glo™ (“Ultra-Glo”) point of display posters. Pilot tests are currently in progress with a number of clients. We are confident that a number of these field tests will result in significant sales in the coming fiscal year.

On November 17, 2005, Neutron announced a global joint venture with Creata, a leading brand marketing firm comprised of 450 direct employees, 40,000 indirect employees with 14 sales offices worldwide. Under the terms of the joint venture, Creata has created a new business unit, Creata Merchandise, to market Elumalite products and Ultra-Glo, in which Neutron will open 12 offices within Creata globally. Creata will market Elumalite under a new trade name called Glo-Mation™.

During fiscal 2005, the Company has expanded the Elumalite capacity in Shanghai, China by providing $450,000 for equipment expansion to its sub-contract manufacturing partner. Under terms of the agreement, Neutron may acquire a fully diluted 19.9% ownership in the factory by converting its $450,000 equipment loan to equity at any time over the next 3 years.

The additional investment increases capacity production of Elumalite to over 6,000 units per month, provides lower cost of goods sold and increases the ability to administer quality controls. The production upgrades were completed by March 2006.

In fiscal 2005, we incurred net losses of $4.39 million (2004 – $23.48 million), and our accumulated deficit at December 31, 2005 is now $27.99 million. We may incur additional operating losses during fiscal 2006, and we may need additional operating funds to support our growth. See “Liquidity and Capital Resources” below. Based on our current plan, we anticipate that we will be able to meet our cash requirements for the next twelve months. We have significant flexibility to adjust the level of research and development and selling and administrative expenses based on the availability of resources. However, reductions in expenditures could delay development and adversely affect our ability to generate future revenues.

Back to Contents

Subsequent to the year-end, Neutron has announced its participation at various high profile trade shows, such as the annual International Nightclub & Bar Food Convention and Trade Show in Las Vegas from March 5th to 8th, and the at the 60th Annual International Sign Expo scheduled to be held at the Orange County Convention Center in Orlando, Florida from April 4th to 9th. The Company will be demonstrating its Ultra-Glo and Elumalite products to a targeted audience, and views these shows as excellent opportunities to broaden the Company’s sales contacts.

Subsequent to the year-end, the Company continued to strengthen its management team, by adding a new Chief Financial Officer, and a new member to the Board of Directors.

Business Outlook

In fiscal 2006, we believe revenues will grow primarily due to increased acceptance of our product mix. The Company is in final stages in negotiating several high traffic locations for its media boards. The Company has several strong indications that we have been selected as finalist for L.E.D. Screen sales. We are expecting to add several new mobile events for 2006. Our Elumalite point of Sale and Display posters are starting to get traction in the marketplace and we will be focusing on a global sales program. We are aggressively developing new versions of existing products and new products based on our proprietary technologies to support future growth.

We believe our expected success in selling the new Elumalite and Ultra-Glo products, and in selling advertising time on L.E.D. screens at high profile events, will provide a solid foundation for business growth over the next several years.

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

Back to Contents

Discussion of results

Revenue for the twelve months ended December 31, 2005 was $1.02 million, compared to $nil for the twelve months ended December 31, 2004. Neutron expects revenue to increase in fiscal 2006 over 2005 based on the expected successful completion of certain pilot projects underway as at the year-end.

Salaries expense for the twelve months ended December 31, 2005, was $1.60 million, compared to $1.57 million in the twelve months ended December 31, 2004, an increase of 1.5%. The salaries expense to revenue ratio for the twelve months ended December 31, 2005 was 156.4%. As a result of expected increased sales in fiscal 2006, Neutron expects its salaries expense to revenue ratio for fiscal 2006 to decrease from the level experienced in fiscal 2005.

General and administrative costs increased to $2.03 million for the twelve months ended December 31, 2005, from $0.20 million for the twelve months ended December 31, 2004, an increase of $1.83 million. The general and administrative cost to revenue ratio was 198.5% for the twelve months ended December 31, 2005. Included in general and administrative expense is the value of stock options, common shares and warrants issued with a total value calculated to be $1.81 million, in exchange for services provided. Neutron expects its general and administrative cost to revenue ratio for fiscal 2006 to decrease from the level experienced in fiscal 2005.

Occupancy costs increased to $0.17 million for the twelve months ended December 31, 2005, from less than $0.01 million for the twelve months ended December 31, 2004, an increase of $0.17 million. The occupancy cost to revenue ratio was 17.1% for the twelve months ended December 31, 2005. Neutron expects its occupancy to revenue ratio for fiscal 2006 to decrease from the level experienced in fiscal 2005.

SELECTED ANNUAL INFORMATION

	Fiscal 2005	Fiscal 2004	Fiscal 2003

Revenue	$1.02 million	$nil	$nil

Net earnings (loss):	($4.39) million	($23.48) million	($0.06) million

Net earnings (loss) per share
Basic	$(0.10)	$(0.72)	$(0.00)
Diluted	(0.10)	(0.72)	(0.00)

As at:	Dec 31, 2005	Dec 31, 2004	Dec 31, 2003

Total assets	$1.49 million	$2.08 million	$0.002 million

Total long-term financial liabilities	$nil	$nil	$nil

Cash dividends declared	$nil	$nil	$nil

Back to Contents

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2005, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2004

Revenue  Our revenue represents our compensation for services provided or product sold.

Revenue for the twelve months ended December 31, 2005 was $1.02 million, compared to $nil for the twelve months ended December 31, 2004. The Company made certain strategic asset acquisitions and staff recruitment during the year, and as a result, revenue has begun to be earned. After reviewing the status of certain pilot projects underway at the year-end, we expect revenue to increase significantly in fiscal 2006.

Revenue for the twelve months ended December 31 (in millions)
	2005	% of total	2004	% of total

By type of service
Product sales	$0.27	26%	$ nil	n/a
Event marketing sales	0.75	74%	nil	n/a

	$1.02	100%	$ nil	n/a

	2005	% of total	2004	% of total

By customer location
Canada	$0.26	26%	$ nil	n/a
United States	0.76	74%	nil	n/a

	$1.02	100%	$ nil	n/a

Operating Expenses  Salaries and benefits, general and administrative expenses and occupancy costs represent our operating expenses. Salaries and benefits expenses include salaries, employee benefits, incentive compensation, contract labor and other payroll related costs, which are expensed as incurred. General and administrative costs include business development, office costs, technology, professional services and foreign exchange. Occupancy costs represent the costs of leasing and maintaining company premises.

Operating expenses increased by 113.0% to $3.79 million for the twelve months ended December 31, 2005 from $1.78 million for the twelve months ended December 31, 2004. Changes in operating expenses are as follow:

Salaries expense for the twelve months ended December 31, 2005, was $1.60 million, compared to $1.57 million in the twelve months ended December 31, 2004, an increase of 1.5%. Included in salaries expense in fiscal 2005, was stock based compensation of $0.60 million (2004 – $nil). The salaries expense to revenue ratio for the twelve months ended December 31, 2005 was 156.4%. As a result of expected increased sales in fiscal 2006, Neutron expects its salaries expense to revenue ratio for fiscal 2006 to decrease from the level experienced in fiscal 2005.

General and administrative costs increased to $2.03 million for the twelve months ended December 31, 2005, from $0.20 million for the twelve months ended December 31, 2004, an increase of $1.82 million. The general and administrative cost to revenue ratio was 198.5% for the twelve months ended December 31, 2005.. Included in general and administrative expense is the value of stock options, common shares and warrants issued with a total value calculated to be $1.81 million, in exchange for services provided. Neutron expects its general and administrative costs to revenue ratio for fiscal 2006 to decrease from the level experienced in fiscal 2005.

Occupancy costs increased to $0.17 million for the twelve months ended December 31, 2005, from less than $0.01 million for the twelve months ended December 31, 2004, an increase of $0.17 million. The occupancy cost to revenue ratio was 17.1% for the twelve months ended December 31, 2005. Neutron expects its occupancy to revenue ratio for fiscal 2006 to decrease from the level experienced in fiscal 2005.

Depreciation expense  Depreciation expense for the twelve months ended December 31, 2005 was $0.03 million, compared to $nil for the twelve months ended December 31, 2004. Neutron expects this amount to increase in fiscal 2006 as additional assets are purchased to support the further growth of the business.

Back to Contents

Net loss  We had a net loss of $4.39 million for the twelve months ended December 31, 2005, compared to a net loss of $23.48 million for the twelve months ended December 31, 2004. Included in the loss for fiscal 2005 was a $0.75 million write-off of the intangible assets of the business (2004 – $21.66 million).

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Set out below is a summary of the amounts due and committed under contractual cash obligations at December 31, 2005:

In $ millions	Total	Due in 1 year or less	Due between years 2 and 3	Due between years 4 and 5	Due after 5 years

Operating leases	$0.22	$0.05	$0.11	$0.06	$0.00
Employment agreements	$1.16	$0.41	$0.58	$0.17	$0.00

Total contractual cash obligations	$1.38	$0.46	$0.69	$0.23	$0.00

Back to Contents

Liquidity and Capital Resources

As at December 31, 2005, Neutron had working capital of $0.07 million and a cash balance of $0.09 million, compared to December 31, 2004, when it had a working capital of $1.77 million and a cash balance of $1.44 million.

Net cash used in operating activities was $1.67 million for the twelve months ended December 31, 2005 compared to $0.64 million used in operating activities for the twelve months ended December 31, 2004. Cash provided from continuing operations was used to finance an increase in receivables and inventory and was also used to finance the ongoing cash needs of the business.

Net cash provided by financing activities was $1.00 million for the twelve months ended December 31, 2005, compared to $2.09 million provided by financing activities for the twelve months ended December 31, 2004. During the twelve months ended December 31, 2004, Neutron received $2.04 million in advance of issuing common shares, with the $0.81 remainder of the net proceeds of $2.85 million received in fiscal 2005. Neutron also raised $0.20 million from the issue of demand loans.

Net cash used in investing activities was $0.68 million for the twelve months ended December 31, 2005, compared to net cash used in investing activities of less than $0.01 million for the twelve months ended December 31, 2004. During the twelve months ended December 31, 2004, Neutron invested $0.45 million in a loan to its manufacturing partner to finance the construction of additional plant capacity at that location.

CRITICAL ACCOUNTING POLICIES

The significant accounting policies used by Neutron in preparing its Financial Statements are described in Note 2 to the Financial Statements and should be read to ensure a proper understanding and evaluation of the estimates and judgments made by management in preparing those Financial Statements. Neutron’s Financial Statements are prepared in accordance with United States generally accepted accounting principles.

Inherent in the application of some of these policies is the judgment by management as to which of the various methods allowed under generally accepted accounting principles is the most appropriate to apply in the case of Neutron. As well, management must take appropriate estimates at the time the Financial Statements are prepared.

Although all of the policies identified in Note 2 to the Financial Statements are important in understanding the Financial Statements, the policies discussed below are considered by management to be central to understanding the Financial Statements, because of the higher level of measurement uncertainties involved in their application.

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

Revenue Recognition.   We currently derive our revenue primarily from two sources: (i) component and product sale revenues and associated engineering and installation, which we refer to collectively as “Product Sales” and (ii) revenue arising from the sale of advertising on LED screens, which we refer to as “Event Marketing”. Product Sales revenues are recognized in the periods that products are shipped to customers, FOB shipping point or destination, per contract, if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and there are no remaining obligations. Revenues from engineering contracts are recognized based on milestones or completion of the contracted services. Revenues from Event Marketing are generally recognized over the specified term of the particular license or agreement.

Back to Contents

Valuation of Intangible Assets.   Intangible assets include purchased technology and patents, which are amortized over their estimated useful lives. We must make judgments and estimates regarding the future utility and carrying value of intangible assets. The carrying values of such assets are periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value. In fiscal 2005 and 2004, we reviewed the carrying value of our intangible assets and reduced the carrying value of these assets. Our judgments and estimates regarding carrying value and impairment of intangible assets have an impact on our financial statements.

Warranty Reserve.   We will establish a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. These warranties require us to make estimates regarding the amount and costs of warranty repairs we expect to make over a period of time. Factors affecting warranty reserve levels include the number of units sold and anticipated cost of warranty repairs and anticipated rates of warranty claims. We evaluate the adequacy of the provision for warranty costs each reporting period. The estimates we use have an impact on our financial statements.

Guarantees and Indemnifications.   Under our bylaws, we have agreed to indemnify our officers and directors for certain events. We also enter into certain indemnification agreements in the normal course of our business. We have no liabilities recorded for such indemnities. This estimate has an impact on our financial statements.

Valuation of Inventory.   Our inventory is comprised of raw materials, assemblies and finished products that we intend to sell to our customers. We must periodically make judgments and estimates regarding the future utility and carrying value of our inventory. The carrying value of our inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from our inventory is less than its carrying value.

Stock Based Compensation and Other Stock based Payments   The Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) 123(R), “Share Based Payment” which requires the use of the fair value method for all stock-based compensation transactions. The application of this accounting methodology requires management to estimate a number of variables, including the risk free rate, and the expected volatility of the stock price. The amounts determined for these variables, which are detailed in Note 9, have a significant impact on the values assigned to the stock options and warrants issued by the Company.

IMPACT OF RECENTLY ISSUED UNITED STATES ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (Revised), Share-Based Payment which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In addition, public companies using the fair value method will recognize compensation expense for the unvested portion of awards outstanding as of the effective date based on their grant date fair value as calculated under the original provisions of SFAS 123.

The pronouncement was to be effective at the beginning of the first interim or annual period beginning after June 15, 2005, however, in April 2005, an amendment was issued to delay the mandatory effective date to the first fiscal year that begins after June 15, 2005. The Company adopted the new pronouncement effective fiscal 2004.

Back to Contents

Risks and Uncertainties

Neutron management monitors, understands and manages the risks associated with its business transactions and the general economic environment in which it operates. Risks reflect uncertainty regarding potential outcomes from changes in political, economic and capital market conditions. An investment in our company involves a high degree of risk. In addition to the other information included in this report, you should carefully consider the following risk factors in evaluating an investment in our company. You should consider these matters in conjunction with the other information included or incorporated by reference in this report. Our results of operations or financial condition could be seriously harmed, and the trading price of our common stock may decline due to any of these or other risks. Neutron is subject to these risks and uncertainties and actively manages them as follows:

General economic conditions   The marketing and communication industry is cyclical and as a result it is subject to downturns in general economic conditions and changes in client business and marketing budgets. A significant portion of our business is with large multinational businesses, including large packaged goods companies and large food retailers who are less impacted by downturns in the economy. In an effort to offer our clients services on an international scale, and to manage our exposure to broad economic conditions, Neutron has diversified geographically, operating across North America and in the United Kingdom.

Business partners concentration    The Company receives a significant portion of its revenues as a result of its relationship with a limited number of large business partners. The loss of any such partners could adversely impact the Company’s prospects, business, financial condition and results of operations. For the year ended December 31, 2005, the Company’s top three business partners accounted for 19% of its consolidated revenue. The Company expects reliance on a limited number of its business partners to continue into the future.

Interest rate risk    Neutron’s debt under its lending facilities is described in Note 8 to the Financial Statements. We anticipate further borrowings in the future. At December 31, 2005, Neutron has minimal exposure to changes in the interest rate.

Foreign currency risk   Neutron is subject to currency risk through its activities in Canada. Unfavourable changes in the exchange rate may adversely affect the operating results of Neutron. Neutron does not currently use derivative instruments or foreign currency contracts to reduce its exposure to foreign currency risk, although the use of these instruments is currently being considered.

Key personnel Neutron’s success depends in part upon its ability to hire and retain key senior management and skilled technical, client service and creative personnel able to create and maintain solid relationships with clients. An inability to hire or retain qualified personnel could have a material adverse effect on Neutron. To reduce the risk of losing valued employees, Neutron strives to maintain a positive work environment that values the contributions of its employees.

Credit risk   Neutron manages its credit risk with respect to accounts receivable by acting as an agent for its customers, by dealing primarily with large creditworthy customers and by billing whenever possible in advance of rendering services or making commitments. Management believes that Neutron is not subject to significant concentration of credit risk. As at December 31, 2005, Neutron had one customer, who represented 6.5% of accounts receivable.

Future acquisitions   The Company has grown in the past through strategic asset acquisitions and regularly reviews other potential acquisitions of businesses that are complementary to its businesses. As part of the review, the Company conducts business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in any particular transaction. Despite the Company’s efforts, it may be unsuccessful in ascertaining or evaluating all such risks. As a result, it might not realize the intended advantages of any given acquisition and may not identify all of the risks relating to the acquisition.

Business losses   We have a history of net losses. We expect to continue to incur net losses and we may not achieve or maintain profitability.

We have incurred significant operating losses and anticipate continued losses in fiscal 2006. At December 31, 2005, we had an accumulated deficit of $27.99 million (2004 – deficit of $23.60 million). For fiscal 2005, we incurred a net loss of $4.39 million (2004 – $23.48 million). We need to generate additional sales and net income in order to be sustainable in future periods. Failure to achieve profitability, or maintain profitability if achieved, will cause our stock price to decline.

Back to Contents

Financing requirements   Our current plans indicate that depending on sales, we may need additional capital to support our growth.  We may generate a portion of these funds from operations.

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

Dilution of common shares.   We are authorized to issue up to 100,000,000 shares of common stock in one or more series. Our Board of Directors may determine the terms of future common stock offerings without further action by our stockholders. If we issue additional common stock, it could affect your rights or reduce the value of your common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions.

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

The stock market in recent years has experienced extreme price and volume fluctuations that have affected the market price of many technology companies, and that have often been unrelated or disproportionate to the operating performance of companies

Business risks of early stage company   We are an early stage company introducing new products and technologies. If commercially successful products are not produced in a timely manner, we may be unprofitable or forced to cease operations.

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

Back to Contents

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

Competitive pressures   Many potential competitors who have greater resources and experience than we do may develop products and technologies that make ours obsolete.

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

Back to Contents

In addition, it is possible that our customers or end users may seek indemnity from us in the event that our products are found or alleged to infringe the intellectual property rights of others. Any such claim for indemnity could result in substantial expenses to us that could harm our operating results.

Risks in advertising   We may face liability claims that harm our reputation and adversely affect our sales and financial condition.

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

International exposure   The Company’s international operations are subject to a number of risks inherent in operating in different countries. These include, but are not limited to risks regarding restrictions on repatriation of earnings and changes in the political or economic conditions of a specific country or region, particularly in emerging markets. The occurrence of any of these events or conditions could adversely affect the Company’s ability to increase or maintain its operations in various countries.

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

Third party manufacturers   We do not have the capacity to manufacture all of our products internally and we are therefore dependent on third party manufacturers.   If we need to seek additional third party manufacturers for our products, we may not be able to obtain acceptable replacement manufacturing sources on a timely basis. An extended interruption in the supply of our products could result in a substantial loss of sales. In addition, any actual or perceived degradation of product quality as a result of our reliance on third party manufacturers may have an adverse effect on sales or result in increased product returns and buybacks.  Failure to maintain quality contract manufacturing could reduce future revenues, adversely affecting financial condition and results of operations.

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

Regulatory compliance.   Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management will be required by the end of fiscal 2006 to perform an evaluation of our internal controls over financial reporting and have our independent auditor attest to that evaluation. Compliance with these requirements is expected to be expensive and time consuming. If we fail to timely complete this evaluation, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In designing and evaluating our internal controls over financial reporting, we recognize that any internal control or procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. No system of internal controls can be designed to provide absolute assurance of effectiveness and any material failure of internal controls over financial reporting could materially impact our reported financial results and the market price of our stock could significantly decline. In addition, adverse publicity related to a material failure of internal controls over financial reporting would have a negative impact on our reputation and business.

Back to Contents

OTHER INFORMATION

Authorized share capital
At December 31, 2005, the Company has authorized 100,000,000 common shares with a $0.001 par value (2004 – 100,000,000; 2003 – 100,000,000).

Other items
At December 31, 2005, there were 45,680,000 common shares of Neutron issued, compared to 42,080,000 issued at December 31, 2004.

Additional information relating to Neutron, including our regulatory filings is available on EDGAR at http://www.sec.gov.

Forward Looking Statements

All statements in this MD&A that do not directly and exclusively relate to historical facts constitute “forward-looking statements” within the meaning of that term in Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended. These statements represent Neutron’s intentions, plans, expectations and beliefs, and are subject to risks, uncertainties and other factors, many of which are beyond the control of Neutron. These factors could cause actual results to differ materially from such forward-looking statements. These factors include but are not restricted to the timing and size of contracts, acquisitions and other corporate developments; the ability to attract and retain qualified employees; market competition in our industry; general economic and business conditions, foreign exchange and other risks identified in the MD&A, in Neutron’s Annual Report or Form 10-KSB filed with the U.S. Securities and Exchange Commission. The words “believe”, “estimate”, “expect”, “intend”, “anticipate”, “foresee”, “plan”, and similar expressions identify certain of such forward looking statements, which are valid only as of the date on which they are made. In particular, statements relating to future growth are forward looking statements. Neutron disclaims any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on these forward-looking statements

Back to Contents

Item 7 - Financial Statements and Supplementary Data.

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

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal year ended December 31, 2005

Item 8B – Other Information

None.

PART III

Item 9 – Directors, Executive Officers, Promoters and Control Persons;
Compliance With Section 16(a) of the Exchange Act

On March 31, 2006, the Company had four directors and executive officers as follows:

Back to Contents

Name	Age	Date First Position	Elected	Term Expiry

Andrew Gertler	45	President, CEO, Director	July 9, 2004	None

Paul Denommee	49	Director	July 9, 2004	None

Ciaran Griffin	48	Chief Financial Officer	February 1, 2006	None

F. Bryson Farrill	78	Director	March 1, 2006	None

There are no family relationships among the directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

Andrew M. Gertler, age 45, has been Chairman, President and member of the Board of Director of the Company since August 2004. From 2001 to March 2004, he was Managing Director of Gestion Jean-Paul Auclair Inc. a private equity firm. From 1997 to April 2001, he served as director and held various executive officer positions with Hudson Advisors Canada, a private Company which acted Real Estate Advisory Company provided asset management services across Canada and the United States to both the Lone Star Opportunity Fund (LSOF) and the Brazos Opportunity Fund. He has also served as director of ProMetic Life Science, Inc., a biopharmaceutical company and Avicena Group, Inc., a biopharmaceutical company. Mr. Gertler holds a B.Comm from McGill University and a M.B.A. from the Richard Ivey School of Business at the University of Western Ontario.

Paul Denommee-, age 49 has been a director of the Company since July 2004. Paul Denommee has been in the insurance and mortgage brokerage business for over 25 years, with a special focus on insurance fraud. Mr. Denommee is past President of the Mortgage Association for the Province of Quebec, and Vice President for Cimble Canadian Institute of Mortgage Lenders and Brokers, which is comprised of over 5,000 mortgage lenders across Canada. Prior experience includes Andrew Hamilton Insurance, based in Ottawa, Canada, where he was the Senior Analyst for Canadian Fraud Investigation Claims, and had similar responsibilities for The Guarantee Company of North America.

F. Bryson Farrill-, age 78 has been a Director of the Company since February 2006. He is currently Senior Partner of Belgravia Financial, a European real estate investment company based in London, England. Previously, Mr. Farrill was a member of the New York Stock Exchange. Prior to that, he held a variety of senior and executive-level positions, including President of McLeod Young Ltd., and Chairman with McLeod Young Weir International (now Scotia McLeod). He was also a member of the Executive Committee for McLeod Young Weir Ltd. While at McLeod Young Weir Ltd., Mr. Farrill was instrumental in rapidly growing the company and creating a significant international presence by opening offices in London, Paris, Zurich and Geneva, as well as establishing business strategies for Tokyo and Hong Kong. Mr. Farrill currently serves as an Advisor and/or Board Member of several leading companies, including Swiss Medica, Caregain Inc., Power Technology, Inc., Crowflight Minerals Inc. and Devine Entertainment

Ciaran Griffin-, age 48 has been the Chief Financial Officer of the Company since February 2006. Mr. Griffin is a Chartered Accountant and a Chartered Financial Analyst. He spent ten years overseas on assignment with a multi-billion dollar international investment fund where he was responsible for all aspects of financial and management reporting and fund performance analytics. He also led a best practice initiative mandated to implement innovate new software applications and to redesign business processes to improve their efficiency and effectiveness. Since returning to Canada, he has worked as an accounting consultant for an insurance company and as Director of Finance for Envoy Communications Group Inc., a NASDAQ and TSX listed marketing company, where he was responsible for the quarterly and annual financial statements and other regulatory filings. Mr. Griffin was awarded a Bachelor of Commerce degree from the University of Toronto.

Back to Contents

Compliance with Section 16(a) of the Exchange Act

Messrs Gertler, Denommee, Farrill and Griffin failed to timely file a Form 3 within ten days of assuming their roles with the Company based upon a mistaken assumption that they were not required to file due to the lack of ownership to report.

Audit Committee. The Board of Directors has not yet established a full audit committee, and the functions of the audit committee are currently performed by members of the Board of Directors. We will establish an audit committee in 2006.

Board of Directors Independence. During fiscal 2005, our Board of Directors consisted of two members. Neither of the directors were "independent" within the meaning of definitions established by the Securities and Exchange Commission or any self-regulatory organization. Subsequent to the year-end, the Company has added two new independent directors to the board.

Audit Committee Financial Expert. We do not yet have an audit committee and, therefore, we have no "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves, (c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to the Company's financial statements, (d) understands internal controls over financial reporting and (e) understands audit committee functions. When the Audit Committee is formed an appropriate financial expert will be added.

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

Back to Contents

Item 10 – Executive Compensation

SUMMARY COMPENSATION TABLE

				Long Term Compensation

	Annual Compensation			Awards		Payouts

Name and Principal Position	Salary ($)	Bonus ($)	Other Annual ($)	Securities Under Option/SARs Granted (#)	Restricted Shares or Restricted Share Units ($)	LTIP Payouts ($)	All Other Compensation ($)

Andrew Gertler, President and Chief Executive Officer	132,903	—	—	385,000	—	—	—

Paul Denommee, Director	—	—	8,255	—	—	—	—

Notes

Andrew Gertler has agreed to forego the $80,000 Canadian additional compensation that was specified in his employment agreement for fiscal 2005.

All compensation amounts shown in the table have been converted from Canadian dollars into US dollars at the average rate of 1.21141 for fiscal 2005.

No stock options were exercised during fiscal 2005.

There are no annuities, pensions or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at a normal retirement date pursuant to any presently existing plan provided or contributed to by the Company.

Item 11 – Security Ownership of Certain Beneficial Ownership and Management and Related Stock Matters

The following table sets forth certain information, to the knowledge of management, concerning the beneficial ownership of shares of our common stock as of March 31, 2006 by:

o	each person who is the beneficial owner of more than 5% of our outstanding shares of common stock;

o	each of our directors;

o	each of our executive officers; and

o	all of our executive officers and directors as a group.

Beneficial ownership is generally attributed to person(s) who have the right to vote or dispose of securities. Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) and that can be acquired by him within 60 days from the date of this report, including upon the exercise of options, warrants or convertible securities. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of the date of this prospectus, have been exercised or converted.

Unless otherwise indicated, each person in the table has sole investment and voting power with respect to all shares shown as beneficially owned. Unless otherwise indicated the address of each beneficial owner is 21218 St Andrews Boulevard #509, Boca Raton, Fl 33433

Back to Contents

NAME AND ADDRESS	NUMBER OF SHARES	PERCENT OF BENEFICIALLY OWNED OUTSTANDING SHARES

Andrew Gertler	0	0
F. Bryson Farrill	0	0
Paul Denommee	20,000	0
Officers and Directors as a group (2) persons)
Sanyogta Singh	5,000,000	10.95%
Elumalite Technologies	4,500,000	9.85%

CHANGES IN CONTROL

As of the date covered in this report, there are no arrangements in place that will result in a change of control in the Company.

ITEM 12 – Certain Relationships and Related Party Transactions

TRANSACTIONS WITH RELATED PARTIES

As of December 31, 2005, the Company is obligated to a former director and officer on an interest bearing promissory note in the amount of $68,727 (2004 – $67,186) due on demand with interest calculated at a rate of 10% per annum (compounded annually). Interest of $1,541 was accrued in the current year (2004- $4,909), as the company has commenced discussion with the party to settle the amount due and does not expect to incur further interest charges.

As of December 31, 2005, the Company is obligated to a shareholder in the amount of $25,000 (2004 – $25,000). This loan is unsecured, non-interest bearing and due on demand.

As of December 31, 2004, the Company wrote off a receivable from a former director/officer in the amount of $30,680. This loan receivable was non-interest bearing and due on demand.

As of December 31, 2004, the Company was obligated to a shareholder in the amount of $6,948, which represents the accrued interest on the principal. The principal had an interest rate of 8% per annum and was due on demand, and it has been paid off during fiscal 2005. Fiscal 2005 interest expense on this loan was $278, (2004 – $6,948). The interest owing was paid during fiscal 2005.

During fiscal 2004 the Company paid management fees of $40,237 to a director of the Company.

During fiscal 2004, the Company paid severance costs of $50,000 to a former officer.

Related party transactions are recorded at the exchange amount, being the amount agreed to by the related parties..

Item 13 - Exhibits

EXHIBITS

The exhibits required by Item 601 of Regulation S-B listed on the Exhibit Index are included herein.

None

Back to Contents

Item 14 – Principal Accountant Fees and Services

Audit Fees  were estimated at: $47,000 in fiscal 2005 and were $22,850 in fiscal 2004. These fees covered the cost of professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees  were $13,285 in fiscal 2005 and were $10,480 in fiscal 2004. These fees were billed for assurance and related services performed by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported above.

Tax Fees  were estimated at $3,000 for fiscal 2005 and were $3,000 in fiscal 2004. Fees billed were for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees: $0.00. There were no other fees paid to the Company’s principal accountant during the periods being reported.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 17, 2006

By:	/s/ Andrew Gertler
Andrew Gertler, Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Paul Denommee	Director	April 17, 2006
Paul Denommee

By:	/s/ Andrew Gertler	President, Chief Executive Officer, Director	April 17, 2006
Andrew Gertler

By:	/s/ Ciaran Griffin	Chief Financial Officer	April 17, 2006
Ciaran Griffin

NEUTRON ENTERPRISES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

(US Dollars)

DECEMBER 31, 2005

Contents

Auditors’ Report – Staley Okada & Partners	2

Financial Statements

Consolidated Balance Sheets	3

Consolidated Statements of Operations	4

Consolidated Statements of Stockholders Equity (Deficiency)	5

Consolidated Statements of Cash Flows	6 – 7

Notes to Consolidated Financial Statements	8 – 24

Back to Contents

Auditors’ Report

Report of Independent Registered Public Accounting Firm

To the Stockholders of Neutron Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of Neutron Enterprises, Inc. (the “Company”) as at December 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years ended December 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years ended December 31, 2005, 2004 and 2003, in conformity with United States generally accepted accounting principles.

“Staley, Okada & Partners”

Vancouver, B.C.	STALEY, OKADA & PARTNERS
March 3, 2006	CHARTERED ACCOUNTANTS

Back to Contents

Neutron Enterprises, Inc.
Consolidated Balance Sheets
(Expressed in United States dollars)

December 31	2005	2004

Assets

Current
Cash and bank deposits	$94,007	$1,438,824
Accounts receivable (Note 3)	276,422	—
Inventory (Note 12)	507,630	613,847
Prepaid expenses	63,130	25,541

	941,189	2,078,212

Loans receivable (Note 4)	455,030	—
Property and equipment (Notes 6 and 12)	96,269	5,874

	$1,492,488	$2,084,086

Liabilities and Shareholders' Equity

Current
Accounts payable	$97,205	$48,329
Accrued liabilities	238,379	164,500
Deferred revenue	241,070	—
Due to related parties (Note 7)	93,727	99,134
Demand loans payable (Note 8)	199,138	—

	869,519	311,963

Share subscriptions received in advance	—	2,042,500

	869,519	2,354,463

Stockholders' equity (deficiency)
Capital stock (Note 9)	45,680	42,080
Capital in excess of par value	28,544,268	23,290,520
Deficit	(27,994,275)	(23,602,977)
Accumulated other comprehensive income	27,296	—

	622,969	(270,377)

	$1,492,488	$2,084,086

The accompanying notes are an integral part of these financial statements

Back to Contents

Neutron Enterprises, Inc.
Consolidated Statements of Operations
(Expressed in United States dollars)

For the years ended December 31	2005	2004	2003

Revenue (Note 12)	$1,020,596	$—	$—

Cost of goods sold	846,758	—	—

	173,838	—	—

Operating expenses:
Salaries and benefits (Note 9)	1,596,157	1,572,816	—
General and administrative (Note 9)	2,025,656	204,272	50,073
Foreign exchange	(2,771)	93	—
Occupancy costs	174,582	3,867	5,532

	3,793,624	1,781,048	55,605

Depreciation	32,726	—	18
Write-off intangible assets (Note 5)	753,889	21,655,386	—
Write-off loan receivable	—	30,680	—
Interest (income) expense	(15,103)	12,435	153

	4,565,136	23,479,549	55,776

Net loss for the year	$(4,391,298)	$(23,479,549)	$(55,776)

Net earnings (loss)
Basic	$(0.10)	$(0.72)	$0.00
Diluted	$(0.10)	$(0.72)	$0.00

Weighted average number of common
shares outstanding	45,313,425	32,525,973	31,500,000

The accompanying notes are an integral part of these financial statements

Back to Contents

Neutron Enterprises, Inc.
Consolidated Statements of Stockholders’ Equity (Deficiency)
(Expressed in United States dollars)

	Common Stock		Capital in		Accumulated
			Excess of	Accumulated	Comprehensive
	Shares	Amount	Par Value	Deficit	Gain (Loss)	Total

Inception, December 28, 2000	—	$—	$—	$—	$—	$—
Stock issued for cash	1,000,000	1,000	—	—	—	1,000
Development stage net loss	—	—	—	(1,435)	—	(1,435)

Balances, December 31, 2000	1,000,000	1,000	—	(1,435)	—	(435)
Development stage net loss	—	—	—	(33,798)	—	(33,798)

Balances, December 31, 2001	1,000,000	1,000	—	(35,233)	—	(34,233)

Stock issued for cash	30,500,000	30,500	14,700	—	—	45,200
Development stage net loss	—	—	—	(32,419)	—	(32,419)

Balances, December 31, 2002	31,500,000	31,500	14,700	(67,652)	—	(21,452)

Development stage net loss	—	—	—	(55,776)	—	(55,776)

Balances, December 31, 2003	31,500,000	31,500	14,700	(123,428)	—	(77,228)

Stock issued for services	1,080,000	1,080	1,435,320	—	—	1,436,400
Stock issued for assets	9,500,000	9,500	21,840,500	—	—	21,850,000
Development stage net loss	—	—	—	(23,479,549)	—	(23,479,549)

Balances, December 31, 2004	42,080,000	42,080	23,290,520	(23,602,977)	—	(270,377)

Stock issued for cash	3,000,000	3,000	2,847,000	—	—	2,850,000
Stock issued for services	300,000	300	599,700	—	—	600,000
Stock issued for assets	300,000	300	644,700	—	—	645,000
Options issued for services	—	—	595,000	—	—	595,000
Warrants issued for services	—	—	567,348	—	—	567,348
Cumulative Translation adjustment	—	—	—	—	27,296	27,296
Net loss	—	—	—	(4,391,298)	—	(4,391,298)

Balances, December 31, 2005	45,680,000	$45,680	$28,544,268	$(27,994,275)	$27,296	$622,969

The accompanying notes are an integral part of these financial statements

Back to Contents

Neutron Enterprises, Inc.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)

For the years ended December 31	2005	2004	2003

Cash flows from operating activities:

Net loss from operations	$(4,391,298)	$(23,479,549)	(55,776)

Items not involving cash:
Depreciation	32,726	—	—
Shares issued for services received	600,000	1,436,400	—
Stock based compensation	595,000	—	—
Warrants issued for services received	567,348	—	—
Allowance for doubtful accounts	30,782	—	—
Write-down of intangible assets	753,889	21,655,386	1,303
Write-down of inventory	267,197	—	—

Net change in non-cash working capital balances:
Accounts receivable	(307,204)	—	—
Inventory	(160,980)	(419,233)	—
Prepaid expenses	(37,589)	(24,072)	(739)
Accounts payable	48,876	40,264	6,892
Accrued liabilities	73,879	147,500	17,000
Deferred revenue	241,070	—	—
Other	18,405	—	(74)

Net cash used in operating activities	(1,667,899)	(643,304)	(31,394)

Cash flows from financing activities:
Due to related parties	(5,407)	45,061	13,719
Share subscriptions received in advance	(2,042,500)	2,042,500	—
Long-term debt borrowings	199,138	—	—
Proceeds from sale of common stock	2,850,000	—	—

Net cash provided by
financing activities	1,001,231	2,087,561	13,719

Cash flows from investing activities:
Disposal (purchase) of capital assets	(123,119)	(5,874)	257
Acquisition of intangible assets	(100,000)	—	—
Long term loan receivable	(455,030)	—	—

Net cash (used in) provided by
investing activities	(678,149)	(5,874)	257

Net (decrease) increase in cash	(1,344,817)	1,438,383	(17,418)

Cash, beginning of year	1,438,824	441	17,859

Cash, end of year	$94,007	$1,438,824	$441

The accompanying notes are an integral part of these financial statements

Back to Contents

Neutron Enterprises, Inc.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)

For the years ended December 31	2005	2004	2003

Supplemental cash flow information:
Interest paid	$3,751	$12,435	$153
Taxes paid	$—	$—	$—

Supplemental disclosure of non-cash transactions:
Shares issued for assets received	$645,000	$21,850,000	$—
Shares issued for services received	600,000	1,436,400	—
Stock based compensation	595,000	—	—
Warrants issued for services received	567,348	—	—

The accompanying notes are an integral part of these financial statements

Back to Contents

Neutron Enterprises, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Expressed in United States dollars)

1.	Nature of Business

Neutron Enterprises, Inc. (“Neutron” or “the Company”) is a Nevada corporation incorporated on December 28, 2000. It was based in Vancouver, British Columbia, Canada until February 2004. In February 2004, the Company moved its office to Los Angeles, California, U.S.A. In February 2005, the Company opened offices in Mississauga, Ontario, Canada. Neutron is a media company that operates the Digital Signage Broadcast Network (DSBN).

Basis of Presentation

(a)	The consolidated financial statements, presented in United States dollars, have been prepared by management in accordance with generally accepted accounting principles in the United States.

(b)	Certain comparative figures have been reclassified to conform to the financial statement presentation adopted for 2005.

2.	Significant Accounting Policies

(a)	Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned, Digital Signage Broadcast Network DSBN Inc (formerly 4234251 Canada Inc, “DSBN”), and 4234260 Canada Inc. Intercompany balances and transactions are eliminated on consolidation.

(b)	Use of estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates.

(c)	Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all cash in banks, money market funds, and certificates of deposit with a maturity of less than three months to be cash equivalents.

(d)	Inventory

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

Back to Contents

Neutron Enterprises, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Expressed in United States dollars)

2.	Significant Accounting Policies (continued)

(e)	Property and equipment

Capital assets are recorded at cost and are amortized (depreciated) over their estimated useful lives as follows:

Asset	Basis	Rate

Computer equipment and software	Declining balance	30%
Furniture and equipment	Declining balance	20%
Leasehold improvements	Straight line	initial term of lease
		+ 1 option period

Depreciation commences at the time when the assets are substantially being used.

(f)	Revenue recognition

Revenues are recognized when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collection is reasonably assured. Revenue derived from the sale of services is initially recorded as deferred revenue on the balance sheet. The amount is recognized as income over the term of the contract.

Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price, long-term service or development contracts is recognized over the contract term based on the percentage of services that are provided during the period compared with the total estimated services to be provided over the entire contract. Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent. Payment terms vary by contract. Further, the balance sheet may reflect the following:

(i)	deferred revenue representing fees billed and collected in advance of such fees being earned;

(ii)	work in process represents costs incurred on projects for which revenue has not yet been recognized for accounting purposes.

(g)	Foreign currency translation

The Company has determined that the functional currency of its two Canadian subsidiaries is the Canadian dollar.

All transactions initiated in Canadian dollars are translated into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:

(i)	Assets and liabilities at the rate of exchange in effect at the balance sheet date; and

(ii)	Revenue and expense items at the average rate of exchange prevailing during the period

Back to Contents

Neutron Enterprises, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Expressed in United States dollars)

2.	Significant Accounting Policies (continued)

(g)	Foreign currency translation (continued)

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ equity (deficiency) as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net income (loss) but are reported as a component of other comprehensive income (loss).

The Company translates foreign currency transactions into the Company’s functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

(h)	Comprehensive income

The Company uses SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended December 31, 2005, the Company’s only comprehensive income was foreign currency translation adjustments.

(i)	Fair value of financial instruments

The carrying values of the Company’s financial instruments, consisting of its cash and cash equivalents, accounts receivables, accounts payable, accrued liabilities, unearned revenue and amounts due to related parties, materially approximate their respective fair values at each balance sheet date due to the immediate or short-term maturity of these instruments

(j)	Income taxes

The Company follows the Statement of Financial Accounting Standards Number 109 (SFAS 109), “Accounting for Income Taxes”. Deferred income taxes reflect the net effect of:

(i)	temporary differences between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and:

(ii)	net operating loss carry forwards. for income taxes using the liability method.

Under this method, future income taxes are recognized at the enacted or substantially enacted tax rate expected to be applicable at the date of reversal for all significant temporary differences between the tax and accounting bases of assets and liabilities and for certain tax carryforward items. Future income tax assets are recognized only to the extent that, in the opinion of management, it is more likely than not that the future income tax assets will be realized. Future income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the substantive enactment of the change.

Back to Contents

Neutron Enterprises, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Expressed in United States dollars)

2.	Significant Accounting Policies (continued)

(k)	Stock-based compensation

Effective from fiscal 2004, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. The adoption of this accounting policy did not have any effect on prior periods.

(l)	Earnings per share

The Company computes net loss per common share using SFAS No. 128 "Earnings Per Share." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average common shares outstanding assuming all dilutive potential common shares were issued. At December 31, 2005, there was 385,000 options outstanding exercisable at $1.70, and 250,000 warrants outstanding exercisable at $1.00 per common share of Neutron. There were no dilutive potential common shares at December 31, 2004 and 2003. Because the Company has incurred net losses throughout the reporting period, basic and diluted loss per share are the same.

(m)	Treasury stock

The Company accounts for acquisitions of treasury stock under the cost method. Treasury stock is recorded as a separate component of stockholders' equity at cost, and paid-in capital accounts are not adjusted until the time of sale, retirement or other disposition.

(n)	Segment reporting

The Company uses SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", to guide its disclosure about segments of its business. This standard requires entity-wide disclosures about the products and services the entity provides, the material countries in which it holds assets and reports revenues and its major customers.

Back to Contents

Neutron Enterprises, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Expressed in United States dollars)

2.	Significant Accounting Policies (continued)

(o)	Recently adopted accounting standards

The following recent U.S. accounting pronouncements were or will be adopted, and either did not, or are not currently expected to have a material effect on the Company’s financial statements:

•	SFAS No. 142, Goodwill and Other Intangible Assets
•	SFAS No. 143, Accounting for Asset Retirement Obligations
•	SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets
•	SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections
•	SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities
•	FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – and Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34
•	SFAS No. 147, Acquisitions of Certain Financial Institutions – an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9
•	SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123
•	FASB Interpretation No. 46, Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51
•	SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities
•	SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity
•	Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition
•	SFAS No. 151, Inventory Costs – an Amendment of ARB No. 43
•	SFAS No. 123R, Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95
•	SFAS No. 153, Exchanges of Non-monetary Assets – An Amendment of APB Opinion No. 29
•	SFAS No. 154, Accounting Changes and Error Corrections
•	SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140
•	SFAS 156, Accounting for Servicing of Financial Assets–an amendment of FASB Statement No. 140

Back to Contents

Neutron Enterprises, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Expressed in United States dollars)

3.	Accounts receivable

	2005	2004

Trade receivables	$276,422	$—

Accounts receivable is shown net of an allowance for doubtful accounts of $30,782 (2004 – $nil).

4.	Long term loan receivable

	2005	2004

Loan receivable	$455,030	$—

In fiscal 2005, the Company provided financing of $450,000 for equipment expansion to its sub-contract manufacturing partner located in Shanghai, China, for them to expand the Elumalite capacity. This is payable on demand and has a 4.5% interest rate per annum, compounded monthly. Under the terms of the agreement, Neutron may acquire a fully diluted 19.9% ownership in the factory by converting its $450,000 equipment loan to equity at any time until December 31, 2007. Included in the loan balance at December 31, 2005 is an accrued interest amount of $5,030 (2004- $nil). Management has designated the loan as long term as the intent, at this time, is to hold the receivable in excess of one year.

5.	Intangible assets

The changes in the carrying amount of intangible assets for the year ended December 31 were as follows:

	2005	2004

Intangible assets – beginning of year	$—	$—
Additions (Note 9)	745,000	21,655,386
Cumulative translation adjustment	8,889	—
Write-off of intangible	(753,889)	(21,655,386)

Intangible assets – end of year	$—	$—

The value assigned to the intangible assets was determined based on a review of the purchase agreement for the assets from the companies, detailed in Note 9.

For the purchase of the assets acquired in fiscal 2005, the entire amount of the consideration paid for the assets was allocated to intangible assets. As of December 31, 2005, management re-valued the benefits of the intangible assets and determined that a write-down of the value to $Nil was required.

Back to Contents

Neutron Enterprises, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Expressed in United States dollars)

5.	Intangible assets (continued)

For the purchase of the assets acquired in fiscal 2004, based on the fair values at the date of acquisition, the amounts of $595,808 and $5,874 were allocated to inventory and to property and equipment respectively, and the remaining balance of $21,655,386 was allocated to intangible assets. As of December 31, 2004, management re-valued the benefits of the intangible assets and determined a write down of the value to $Nil. The write down amount was charged to the Statements of Loss in 2004.

6.	Property and equipment

		Accumulated	Net book
2005	Cost	depreciation	value

Computer equipment and software	$84,580	$24,704	$59,876
Furniture and equipment	27,714	5,328	22,386
Leasehold improvements	16,700	2,693	14,007

	$128,994	$32,725	$96,269

		Accumulated	Net book
2004	Cost	depreciation	value

Computer equipment and software	$5,874	$—	$5,874

7.	Related party transactions

As of December 31, 2005, the Company is obligated to a former director and officer on an interest bearing promissory note in the amount of $68,727 (2004––$67,186) due on demand with interest calculated at a rate of 10% per annum (compounded annually). Interest of $1,541 was accrued in the current year (2004- $4,909). The Company has commenced discussion with the party to settle the amount due and does not expect to incur further interest charges.

As of December 31, 2005, the Company is obligated to a shareholder in the amount of $25,000 (2004 – $25,000). This loan is unsecured, non-interest bearing and due on demand.

As of December 31, 2004, the Company wrote off a receivable from a former director/officer in the amount of $30,680. This loan receivable was non-interest bearing and due on demand.

As of December 31, 2004, the Company was obligated to a shareholder in the amount of $6,948, which represents the accrued interest on the principal. The principal had an interest rate of 8% per annum and was due on demand, and it has been paid off during fiscal 2005. Fiscal 2005 interest expense on this loan was $278 (2004 – $6,948). The interest owing was paid during fiscal 2005.

Back to Contents

Neutron Enterprises, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Expressed in United States dollars)

7.	Related party transactions (continued)

During fiscal 2004 the Company paid management fees of $40,237 to a director of the Company.

During fiscal 2004, the Company paid severance costs of $50,000 to a former officer.

Related party transactions are recorded at the exchange amount, being the amount agreed to by the related parties.

8.	Demand loans payable

	2005	2004

Loan payable, 2.5% per annum,
payable on demand	$14,744	$—

Loan payable, 5.0% per annum,
payable on demand	150,000	—

Loan payable, 5.0% per annum,
payable on demand	34,394	—

	$199,138	$—

9.	Capital stock

a) Authorized : 100,000,000 common shares $0.001 par value (2004 – 100,000,000; 2003 – 100,000,000)

Effective 30 June 2003, the Company effected a 10 for 1 forward split of its common stock, under which each shareholder of record on June 6, 2003, received 10 new shares of the Corporation’s $0.001 par value stock for every one share outstanding. All share figures in these financial statements have been adjusted to give effect to the 10 for 1 split.

b) On February 7, 2005, the Company issued 3,000,000 common shares of its capital stock in consideration for net proceeds of $2,850,000. In addition, on February 24, 2005, the Company issued 300,000 common shares of its capital stock in consideration for services received. The fair value of the services received for purposes of these financial statements was determined using the closing trading price of the Company’s shares on February 24, being $2.00 per share, for a total of $600,000 which has been included in general and administrative expenses for fiscal 2005.

Back to Contents

Neutron Enterprises, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Expressed in United States dollars)

9.	Capital stock (continued)

c) On December 15, 2004, the Company through its wholly owned subsidiaries, DSBN and 4234260 Canada Inc., acquired certain assets from two unrelated companies. Under the terms of the assets purchase agreements, DSBN paid $407,068 in cash and issued 9,500,000 Class E exchangeable shares (“Exchangeable Shares”) to the vendors. The Exchangeable Shares can be converted, at the option of the holders, to 9,500,000 common shares of Neutron Enterprises, Inc. with no additional consideration given.

The Exchangeable Shares have been valued at $2.30 per share, based on the closing price on December 15, 2004. A total consideration paid to acquire these assets is $22,257,068. Based on the fair values at the date of acquisition, the amounts of $595,808 and $5,874 were allocated to inventory and to property and equipment respectively, and the remaining balance of $21,655,386 was allocated to intangible assets. As of December 31, 2004, management re-valued the benefits of the intangible assets and determined a write down of the value to $Nil was required. The write down amount was charged to the Statements of Loss in 2004.

As per the original agreement, a total of 4,500,000 Exchangeable Shares were held in escrow until the earlier of i) 9 months after the completion of the assets acquisition or ii) if the vendor assists DSBN to enter into a Joint Venture agreement with a third party. During fiscal 2005, the Company extended the escrow period to January 31, 2006.

On January 11, 2005, the Company through its wholly owned subsidiaries, DSBN and 4234260 Canada Inc., acquired certain assets from an unrelated company. Under the terms of the assets purchase agreements, DSBN paid $100,000 in cash and issued 500,000 Class E exchangeable shares (“Exchangeable Shares”) to the vendors, of which 300,000 have been released and 200,000 shares are held in escrow. Each Exchangeable Share can be converted, at the option of the holder, to one common share of Neutron Enterprises Inc. with no additional consideration given. The Exchangeable Shares have been valued at $2.15 per share, based on the closing price on January 11, 2005. A total consideration paid to acquire these assets is $745,000 of which the Company allocated the entire purchase price to intangible assets. As of March 31, 2005, management re-valued the benefits of the intangible assets and determined a write down of the value to $Nil was required. The write down amount was charged to the Statements of Loss in 2005.

A total of 200,000 Exchangeable Shares are held in escrow for two years following the completion of the asset acquisition. All or a portion of the Exchangeable Shares will be distributed to the vendor after the escrow period depending on the performance of the related business unit. Any remaining Exchangeable Shares will be returned to the Company.

DSBN has executed a Put and Call Agreement with each vendor relating to the Exchangeable Shares. Pursuant to the respective agreements, each vendor has the option, under certain circumstances including the insolvency of the corporation, to cause the corporation to repurchase its Exchangeable Shares in consideration of the delivery of common shares of Neutron Enterprises, Inc., on a one for one basis. The agreement also gives Neutron Enterprises, Inc. as well as DSBN an overriding call right to purchase the Exchangeable Shares owned by each vendor should a vendor request that the corporation repurchase the Exchangeable Shares, whether pursuant to the Put and Call Agreement or pursuant to the articles of incorporation of the corporation. Consideration in the circumstance is the common shares of Neutron Enterprises Inc.

Back to Contents

Neutron Enterprises, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Expressed in United States dollars)

9.	Capital stock (continued)

Accordingly, in these financial statements the Exchangeable Shares have been shown as equity.

d) On June 8, 2004, the Company issued 1,080,000 common shares of its capital stock in consideration for services received. The fair value of the services received for purposes of these financial statements was determined using the closing trading price of the Company’s shares on June 8, 2004, being $1.33 per share.

e) On 28 August 2005, Neutron resolved to issue to Creata Promotions (USA), Inc, (“Creata”). a warrant to purchase up to 3,000,000 common shares of Neutron exercisable at $1.00 per share and subject to vesting terms related to achievement of sales goals related to Creata’s efforts on behalf of Neutron. Of these, warrants representing 250,000 shares have now vested as a result of the payment by Creata of 50% of the purchase price of the items referred to in the agreement.

Vesting terms or status of warrants granted to Creata	# of warrants

Vested at Dec 31, 2005		250,000

Not yet vested:
Will vest upon payment from clients
referred to Neutron of:	$1,000,000	250,000
	$6,000,000	500,000
	$16,000,000	500,000
	$26,000,000	500,000
	$38,500,000	500,000
	$50,100,000	500,000

Total warrants granted to Creata not yet vested at Dec 31, 2005		2,750,000

The Company used the Black-Scholes Option Pricing Model to value the warrants that vested during the year.

Of the 3,000,000 warrants granted to Creata, as described above, 250,000 vested during the year. Current period expense for this item of $567,348 was calculated based on the assumptions detailed in Note 9(g). The expense has been included in general and administrative expenses in the year.

Back to Contents

Neutron Enterprises, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Expressed in United States dollars)

9.	Capital stock (continued)

(f)	Stock option plan

The Company has reserved 4,000,000 common shares under its stock option plan. Under the plan, the options are exercisable for one common share and the exercise price of the option must equal the market price of the underlying share at the grant date. The options have vesting periods ranging from the date of grant up to five years. Once vested, options are exercisable at any time until expiry.

The Company recognizes compensation expense on stock options granted to both employees and non-employees using the fair value method, which the Company records as an expense. The stock option compensation expense is calculated using the Black-Scholes Option Pricing Model.

During the period, the Company granted 385,000 stock options to a director and officer with a strike price of $1.70 per share. The options vested on August 18, 2005, and expire on August 17, 2010. Current period stock-based compensation amounted to $595,000 (2004 – $Nil), and has been included in salaries and benefits expense in fiscal 2005. No stock purchase options had been granted prior to May 31, 2005.

Option pricing models require the input of highly subjective assumptions, particularly as to the expected price volatility of the stock. Changes in these assumptions can materially affect the fair value estimated, and therefore it is management’s view that the existing models do not necessarily provide a single reliable measure of the fair value of the Company’s stock option grants.

No other value associated with the stock options was recognized in the accounts of the Company.

(g)	Stock option and warrant details

The fair value of each option and warrant granted was estimated on the date of the grant using the Black-Scholes fair value option pricing model with the following assumptions:

	2005	2004	2003

Risk-free interest rate	3.21%	n/a	n/a

Volatility factor of the future expected
market price of the Company's
common shares	147%	n/a	n/a
Weighted average expected life
• options	5.0 years	n/a	n/a
• warrants	3.3 years	n/a	n/a

Expected dividends	n/a	n/a	n/a

Back to Contents

Neutron Enterprises, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Expressed in United States dollars)

9.	Capital stock (continued)

Details of the options are as follows:

	Number of options	Weighted average exercise price per share

Options outstanding, December 31, 2004	—	$—
Options granted	385,000	1.70
Options exercised	—	—
Options cancelled	—	—

Options outstanding, December 31, 2005	385,000	$1.70

Options exercisable, December 31, 2004	—	$—

Options exercisable, December 31, 2005	385,000	$1.70

These stock options expire on August 17, 2010

Back to Contents

Neutron Enterprises, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Expressed in United States dollars)

10.	Income taxes

No net provision for refundable income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry forward has been recognized, as it is not deemed likely to be realized.

	2005		2004		2003

Income tax expense (recovery) at statutory rates	$(1,493,041)	(34.0%)	$(7,983,047)	(34.0%)	$(18,964)	(34.0%)
Increase (decrease) in income taxes resulting from:
Expenses (revenue) deducted (included) in the accounts that have no corresponding deduction (inclusion) for income taxes	395,198	9.0%	7,974,058	34.0%	—	0.0%
Impact of different tax rate on earnings of foreign subsidiaries	(2,733)	(0.1%)	—	0.0%	—	0.0%
Change in valuation allowance	1,118,868	25.5%	8,989	0.0%	18,964	34.0%

Other items	(18,292)	(0.4%)	—	0.0%	—	0.0%

	$—	0.0%	$—	0.0%	$—	0.0%

Back to Contents

Neutron Enterprises, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Expressed in United States dollars)

10.	Income taxes (continued)

The tax effects of temporary differences that give rise to significant portions of the future tax assets and liabilities at December 31, 2005 and 2004 are presented below:

	2005	2004

Future tax assets:
Capital assets	$11,127	$—
Non-capital losses expiring by 2025	1,262,120	154,379

	1,273,247	154,379

Less valuation allowance	1,273,247	154,379

Total net future tax assets	—	—

Less current portion	—	—

	$—	$—

At December 31, 2005, the Company has non-capital losses of $1,405,440, arising from its US operations, available to reduce future years' taxable income, and which expire as follows:

2020	$1,435
2021	33,798
2022	32,419
2023	55,758
2024	330,646
2025	951,384

$1,405,440

As of December 31, 2005, the Company’s Canadian subsidiaries have approximately $2,300,000 (2004 -$21,000) of non-capital losses, most of which expires in 2015, that can be used to reduce future taxable income.

No provision has been made in the financial statements with respect to any potential future income tax assets which may be associated with any of these losses.

Back to Contents

Neutron Enterprises, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Expressed in United States dollars)

11.	Commitments and contingencies

(a)	The Company, through its subsidiary, has entered into an operating lease agreement for office premises with minimum annual lease payments over the next five years and thereafter as follows:

2006	$51,676
2007	53,295
2008	54,914
2009	56,542
2010	4,723
Thereafter	—

$221,150

In addition to the basic rent, the Company is responsible for its proportionate share of property taxes and operating costs for the office premises.

(b)	In the ordinary course of business, the Company and its subsidiaries have legal proceedings brought against them. Management does not expect the outcome of these proceedings, in aggregate, to have a material adverse effect on the Company's consolidated financial position or results of operations.

(c)	The Company and its subsidiaries have entered into employment agreements with certain executives which require the following payments over the next five years and thereafter as follows:

2006	$413,198
2007	422,289
2008	161,657
2009	165,213
2010	—
Thereafter	—

$1,162,357

Back to Contents

Neutron Enterprises, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Expressed in United States dollars)

12.	Segmented information

While the Company has subsidiaries in Canada and in the United States, it operates as an international business and has no distinct reportable business segments.

The tables below set out the following information:

(a)	The Company's external revenue by geographic region based on the region in which the customer is located is as follows:

	2005	2004	2003

Revenue:
Canada	$261,478	$—	$—
United States	759,118	—	—

	$1,020,596	$—	$—

(b)	The Company's external revenue by type is as follows:

	2005	2004	2003

Revenue:
Product sales	$268,686	$—	$—
Event marketing	751,910	—	—

	$1,020,596	$—	$—

(c)	In 2005, the Company had three customers, which represented 9.7%, 7.7% and 2.0% of revenue respectively.

(d)	The Company's identifiable assets for each geographic area in which it has operations are as follows:

	2005	2004

Property and equipment
Canada	$96,269	$5,874

	$96,269	$5,874

Inventory
Canada	$435,950	$613,847
Taiwan	71,680	—

	$507,630	$613,847

Back to Contents

Neutron Enterprises, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Expressed in United States dollars)

13.	Financial instruments

The estimated fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced or liquidation sale. These estimates, although based on the relevant market information about the financial instrument, are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(a)	The carrying values and estimated fair values of the Company's financial instruments are as follows:

(i)	The carrying amounts of cash, accounts receivable, accounts payable, loans receivable and demand loan payable approximate their fair values due to the short-term nature of these instruments.

(b)	Risk management activities:

(i)	Currency risk:

The Company is subject to currency risk through its activities in Canada. Changes in the exchange rate affect the operating results of the Company. The Company does not use derivative instruments to reduce its exposure to foreign currency risk. However, dependent on the nature, amount and timing of foreign currency receipts and payments, in the future, the Company may enter into foreign currency contracts to mitigate the associated risks. As at December 31, 2005, there were no foreign currency contracts outstanding.

(ii)	Credit risk:

The Company manages its credit risk with respect to accounts receivable by billing whenever possible in advance of rendering services. As at December 31, 2005, one customer represented 6.5% of accounts receivable.

14.	Subsequent events

In March 2006, the Company announced that it had negotiated a Secured Note facility, which permits drawings up to $3,000,000, in increments of up to $200,000 per month (unless consented to by the lender). The Secured Note accrues interest at 8% per annum, compounded annually, and has a term of the earlier of three years from the date the first funds are requested from the Lender and June 30, 2009. As part of the financing there was a commitment fee of $60,000. The funds will be used for the general working capital requirements of the Company.

In the first quarter of fiscal 2006, the Company issued options to purchase 400,000 common shares of Neutron Enterprises, Inc., at $2.00 per share to certain executives and directors. The options vest over a period of up to five years.

The Company has commenced litigation against a third party with respect to cancelling 1,000,000 shares of the Company that had been issued to the third party. The Company believes that it has a valid basis to cancel the shares.