Form 10QSB
period 2006-03-31
NEUTRON ENTERPRISES INC
filed 2006-05-22
CIK 1135140

Back to Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 005-80243

NEUTRON ENTERPRISES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0338100
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

450 Matheson Blvd. East, Mississauga, Ontario L4Z 1R5, Canada

(Address of principal executive offices)

Issuer's telephone number: (905) 238-1777

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No.

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                      Accelerated filer                      Non-accelerated filer

     Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No .

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 45,680,000 shares of Common Stock, par value $ .0001 per share, outstanding as of May 19, 2006.

Back to Contents

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Back to Contents

NEUTRON ENTERPRISES, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

UNAUDITED

MARCH 31, 2006

Contents

Interim Unaudited Consolidated Financial Statements

Interim Consolidated Balance Sheets	2

Interim Consolidated Statements of Operations	3

Interim Consolidated Statements of Stockholders Equity (Deficiency)	4

Interim Consolidated Statements of Cash Flows	5 – 6

Notes to Interim Unaudited Consolidated Financial Statements	7 – 23

Back to Contents

Neutron Enterprises, Inc.
Interim Consolidated Balance Sheets
Expressed in United States dollars
Unaudited – Prepared by Management

	March 31	December 31
As at:	2006	2005

Assets

Current
Cash and bank deposits	$90,962	$94,007
Accounts receivable (Note 3)	328,907	276,422
Inventory (Note 12)	505,763	507,630
Prepaid expenses	91,948	63,130

	1,017,580	941,189

Loans receivable (Note 4)	460,023	455,030
Property and equipment (Notes 6 and 12)	94,166	96,269

	$1,571,769	$1,492,488

Liabilities and Stockholders' Equity

Current
Accounts payable	$155,903	$97,205
Accrued liabilities	212,692	238,379
Deferred revenue	197,402	241,070
Due to related parties (Note 7)	93,727	93,727
Demand loans payable (Note 8)	251,904	199,138

	911,628	869,519

Long term loan (Note 5)	411,907	—

Stockholders' equity
Capital stock (Note 9)	45,680	45,680
Capital in excess of par value	28,856,453	28,544,268
Deficit	(28,665,497)	(27,994,275)
Accumulated other comprehensive income	11,598	27,296

	248,234	622,969

	$1,571,769	$1,492,488

The accompanying notes are an integral part of these financial statements

Back to Contents

Neutron Enterprises, Inc.
Interim Consolidated Statements of Operations
Expressed in United States dollars
Unaudited – Prepared by Management

For the three months ended March 31	2006	2005

Revenue (Note 12)	$505,403	$17,950

Cost of goods sold	135,447	—

	369,956	—

Operating expenses:
Salaries and benefits (Note 9)	671,080	150,883
General and administrative (Note 9)	301,403	870,413
Foreign exchange	(7,530)	—
Occupancy costs	70,836	3,867

	1,035,789	1,025,163

Depreciation	5,264	6,467
Write-off intangible assets (Note 9)	—	745,000
Interest (income) expense	125	(2,365)

	1,041,178	1,774,265

Net loss	$(671,222)	$(1,756,315)

Net earnings (loss)
Basic	$(0.01)	$(0.04)
Diluted	$(0.01)	$(0.04)

Weighted average number of common shares outstanding	45,680,000	44,193,333

The accompanying notes are an integral part of these financial statements

Back to Contents

Neutron Enterprises, Inc.
Interim Consolidated Statements of Stockholders’ Equity (Deficiency)
Expressed in United States dollars
Unaudited – Prepared by Management

	Common Stock		Capital in		Accumulated
			Excess of	Accumulated	Comprehensive
	Shares	Amount	Par Value	Deficit	Gain (Loss)	Total

Inception, December 28, 2000	—	$—	$—	$—	$—	$—
Stock issued for cash	1,000,000	1,000	—	—	—	1,000
Development stage net loss	—	—	—	(1,435)	—	(1,435)

Balances, December 31, 2000	1,000,000	1,000	—	(1,435)	—	(435)
Development stage net loss	—	—	—	(33,798)	—	(33,798)

Balances, December 31, 2001	1,000,000	1,000	—	(35,233)	—	(34,233)

Stock issued for cash	30,500,000	30,500	14,700	—	—	45,200
Development stage net loss	—	—	—	(32,419)	—	(32,419)

Balances, December 31, 2002	31,500,000	31,500	14,700	(67,652)	—	(21,452)

Development stage net loss	—	—	—	(55,776)	—	(55,776)

Balances, December 31, 2003	31,500,000	31,500	14,700	(123,428)	—	(77,228)

Stock issued for services	1,080,000	1,080	1,435,320	—	—	1,436,400
Stock issued for assets	9,500,000	9,500	21,840,500	—	—	21,850,000
Development stage net loss	—	—	—	(23,479,549)	—	(23,479,549)

Balances, December 31, 2004	42,080,000	42,080	23,290,520	(23,602,977)	—	(270,377)

Stock issued for cash	3,000,000	3,000	2,847,000	—	—	2,850,000
Stock issued for services	300,000	300	599,700	—	—	600,000
Stock issued for assets	300,000	300	644,700	—	—	645,000
Options issued for services	—	—	595,000	—	—	595,000
Warrants issued for services	—	—	567,348	—	—	567,348
Cumulative Translation adjustment	—	—	—	—	27,296	27,296
Net loss	—	—	—	(4,391,298)	—	(4,391,298)

Balances, December 31, 2005	45,680,000	$45,680	$28,544,268	$(27,994,275)	$27,296	$622,969

Options issued for services	—	—	312,185	—	—	312,185

Cumulative Translation adjustment	—	—	—	—	(15,698	(15,698)

Net loss	—	—	—	(671,222)	—	(671,222)

Balances, March 31, 2006	45,680,000	$45,680	$28,856,453	$(28,665,497)	$11,598	$248,234

The accompanying notes are an integral part of these financial statements

Back to Contents

Neutron Enterprises, Inc.
Interim Consolidated Statements of Cash Flows
Expressed in United States dollars
Unaudited – Prepared by Management

For the three months ended March 31	2006	2005

Cash flows from operating activities:

Net loss from operations	$(671,222)	$(1,756,315)

Items not involving cash:
Depreciation	5,264	6,467
Shares issued for services received	—	600,000
Stock based compensation	312,185	—
Warrants issued for services received	—	—
Allowance for doubtful accounts	—	—
Write-down of intangible assets	—	745,000
Write-down of inventory	—	—

Net change in non-cash working capital balances:
Accounts receivable	(52,485)	(51,640)
Inventory	1,867	(10,018)
Prepaid expenses	(28,818)	161
Accounts payable	58,698	(12,990)
Accrued liabilities	(25,687)	(96,754)
Deferred revenue	(43,668)	5,000
Other	(8,414)	—

Net cash used in operating activities	(452,280)	(571,089)

Cash flows from financing activities:
Due to related parties	—	1,819
Share subscriptions received in advance	—	(2,042,500)
Demand loan	52,766	—
Long-term debt borrowings	411,907	—
Proceeds from sale of common stock	—	2,850,000

Net cash provided by
financing activities	464,673	809,319

Cash flows from investing activities:
Disposal (purchase) of capital assets	(2,915)	(97,719)
Acquisition of intangible assets	—	(100,000)
Long term loan receivable	(4,993)	—

Net cash used in
investing activities	(7,908)	(197,719)

Effect of exchange rate changes on cash and cash equivalents	(7,530)	10,431

Net (decrease) increase in cash	(3,045)	50,942

Cash, beginning of year	94,007	1,438,824

Cash, end of year	$90,962	$1,489,766

The accompanying notes are an integral part of these financial statements

Back to Contents

Neutron Enterprises, Inc.
Interim Consolidated Statements of Cash Flows
Expressed in United States dollars
Unaudited – Prepared by Management

For the three months ended March 31	2006	2005

Supplemental cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

Supplemental disclosure of non-cash transactions:
Shares issued for assets received	$—	$645,000
Shares issued for services received	—	600,000
Stock based compensation	312,185	—

The accompanying notes are an integral part of these financial statements

Back to Contents

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005
Unaudited – Prepared by Management

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

Basis of Presentation

(a)	The consolidated unaudited interim financial statements, presented in United States dollars, have been prepared by management in accordance with generally accepted accounting principles in the United States.

(b)	Certain comparative figures have been reclassified to conform to the financial statement presentation adopted for 2006.

2.	Significant Accounting Policies

(a)	Principles of consolidation

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

Back to Contents

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005
(Unaudited – Prepared by Management)

2.	Significant Accounting Policies

	(e)	Property and equipment

Capital assets are recorded at cost and are amortized (depreciated) over their estimated useful lives as follows:

Asset	Basis	Rate

Computer equipment and software	Declining balance	30%
Furniture and equipment	Declining balance	20%
Leasehold improvements	Straight line	initial term of lease
		+ 1 option period

Depreciation commences at the time when the assets are substantially being used.

(f)	Revenue recognition

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

All transactions initiated in Canadian dollars are translated into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:

(i)	Assets and liabilities at the rate of exchange in effect at the balance sheet date; and

(ii)	Revenue and expense items at the average rate of exchange prevailing during the period

Back to Contents

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005
(Unaudited – Prepared by Management)

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

The Company uses SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended March 31, 2006, the Company’s only comprehensive income was foreign currency translation adjustments.

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

Back to Contents

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005
(Unaudited – Prepared by Management)

2.	Significant Accounting Policies (continued)

	(k)	Stock-based compensation

Effective from fiscal 2004, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. The adoption of this accounting policy did not have any effect on prior periods.

(l)	Earnings per share

The Company computes net loss per common share using SFAS No. 128 "Earnings Per Share." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average common shares outstanding assuming all dilutive potential common shares were issued. At March 31, 2006, there was 835,000 options outstanding, of which 385,000 were exercisable at $1.70, and 450,000 were exercisable at $2.00. In addition, there were 250,000 warrants outstanding exercisable at $1.00 per common share of Neutron. Because the Company has incurred net losses throughout the reporting period, basic and diluted loss per share are the same.

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

Back to Contents

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005
(Unaudited – Prepared by Management)

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

Back to Contents

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005
(Unaudited – Prepared by Management)

3.	Accounts receivable

	March 31	December 31
	2006	2005

Trade receivables	$328,907	$276,422

Accounts receivable is shown net of an allowance for doubtful accounts of $30,782 (Dec 31, 2005 – $30,782).

4.	Long term loan receivable

	March 31	December 31
	2005	2005

Loan receivable	$460,023	$455,030

In fiscal 2005, the Company provided financing of $450,000 for equipment expansion to its sub-contract manufacturing partner located in Shanghai, China, for them to expand the Elumalite capacity. This is payable on demand and has a 4.5% interest rate per annum, compounded monthly. Under the terms of the agreement, Neutron may acquire a fully diluted 19.9% ownership in the factory by converting its $450,000 equipment loan to equity at any time until December 31, 2007. Included in the loan balance at March 31, 2006 is an accrued interest amount of $10,023 (December 31, 2005 —$5,030). Management has designated the loan as long term as the intent, at this time, is to hold the receivable in excess of one year.

5.	Long term debt

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

Back to Contents

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005
(Unaudited – Prepared by Management)

6.	Property and equipment

		Accumulated	Net book
March 31, 2006	Cost	depreciation	value

Computer equipment and software	$87,643	$27,896	$59,747
Furniture and equipment	27,632	6,480	21,152
Leasehold improvements	16,633	3,366	13,267

	$131,908	$37,742	$94,166

		Accumulated	Net book
December 31, 2005	Cost	depreciation	value

Computer equipment and software	$84,580	$24,704	$59,876
Furniture and equipment	27,714	5,328	22,386
Leasehold improvements	16,700	2,693	14,007

	$128,994	$32,725	$96,269

7.	Related party transactions

As of March 31, 2006, the Company is obligated to a former director and officer on an interest bearing promissory note in the amount of $68,727 (December 31, 2005 – $68,727) due on demand with interest calculated at a rate of 10% per annum (compounded annually). The Company has commenced discussion with the party to settle the amount due and does not expect to incur further interest charges.

As of March 31, 2005, the Company is obligated to a shareholder in the amount of $25,000 (December 31, 2005 – $25,000). This loan is unsecured, non-interest bearing and due on demand.

As of December 31, 2004, the Company was obligated to a shareholder in the amount of $6,948, which represents the accrued interest on the principal. The principal had an interest rate of 8% per annum and was due on demand, and it was paid off during fiscal 2005. Fiscal 2005 interest expense on this loan was $278 (2004 – $6,948). The interest owing was paid during fiscal 2005.

During fiscal 2004 the Company paid management fees of $40,237 to a director of the Company.

During fiscal 2004, the Company paid severance costs of $50,000 to a former officer.

Related party transactions are recorded at the exchange amount, being the amount agreed to by the related parties.

Back to Contents

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005
(Unaudited – Prepared by Management)

8.	Demand loans payable

	March 31	December 31
	2006	2005

Loan payable, 2.5% per annum, payable on demand	$14,744	$14,744

Loan payable, 5.0% per annum payable on demand	150,000	150,000

Loan payable, 5.0% per annum, payable on demand	50,000	—

Loan payable, 5.0% per annum payable on demand	34,688	34,394

Accrued interest of above loans	2,472	—

	$251,904	$199,138

9.	Capital stock

a) Authorized : 100,000,000 common shares $0.001 par value (December 31, 2005 – 100,000,000))

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

Back to Contents

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005
(Unaudited – Prepared by Management)

9.	Capital stock (continued)

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

d) On June 8, 2004, the Company issued 1,080,000 common shares of its capital stock in consideration for services received. The fair value of the services received for purposes of these consolidated unaudited interim financial statements was determined using the closing trading price of the Company’s shares on June 8, 2004, being $1.33 per share.

Back to Contents

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005
(Unaudited – Prepared by Management)

9.	Capital stock (continued)

(e)	On 28 August 2005, Neutron resolved to issue to Creata Promotions (USA), Inc, (“Creata”). a warrant to purchase up to 3,000,000 common shares of Neutron exercisable at $1.00 per share and subject to vesting terms related to achievement of sales goals related to Creata’s efforts on behalf of Neutron. Of these, warrants representing 250,000 shares have now vested as a result of the payment by Creata of 50% of the purchase price of the items referred to in the agreement.

Vesting terms or status of warrants granted to Creata	# of warrants

Vested at March 31, 2006		250,000

Not yet vested:
Will vest upon payment from clients
referred to Neutron of:	$1,000,000	250,000
	$6,000,000	500,000
	$16,000,000	500,000
	$26,000,000	500,000
	$38,500,000	500,000
	$50,100,000	500,000

Total warrants granted to Creata not yet vested at March 31, 2006		2,750,000

The Company used the Black-Scholes Option Pricing Model to value the warrants that vested during the year.

Of the 3,000,000 warrants granted to Creata, as described above, 250,000 vested during the year. Fiscal 2005 expense for this item of $567,348 was calculated based on the assumptions detailed in Note 9(g). The expense has been included in general and administrative expenses in fiscal 2005 year.

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

During fiscal 2005, the Company granted 385,000 stock options to a director and officer with a strike price of $1.70 per share. The options vested on August 18, 2005, and expire on August 17, 2010. The stock-based compensation amounted to $595,000, and has been included in salaries and benefits expense in fiscal 2005. No stock purchase options had been granted prior to May 31, 2005.

Back to Contents

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005
(Unaudited – Prepared by Management)

9.	Capital stock (continued)

During the three months ended March 31, 2006, the Company granted 450,000 stock options to its directors and officers with a strike price of $2.00 per share. The options will vest over 2 years, and expire in January and February 2011. Stock-based compensation amounted to $312,185 for the three months ended March 31, 2006 (three months ended March 31, 2005 – $Nil), and has been included in salaries and benefits expense in the period. No stock purchase options had been granted prior to May 31, 2005.

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

The fair value of each option and warrant granted was estimated on the date of the grant using the Black-Scholes fair value option pricing model with the following assumptions:

	2006	2005

Risk-free interest rate	4.06%	3.21%

Volatility factor of the future expected
market price of the Company's
common shares	89%	147%
Weighted average expected life
• options	5.0 years	5.0 years
• warrants	n/a	3.3 years

Expected dividends	n/a	n/a

Back to Contents

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005
(Unaudited – Prepared by Management)

9.	Capital stock (continued)

Details of the options are as follows:

	Number of options	Weighted average exercise price per share

Options ou tstanding, December 31, 2004	—	$—
Options granted	385,000	1.70
Options exercised	—	—
Options cancelled	—	—

Options outstanding, December 31, 2005	385,000	$1.70
Options granted	450,000	2.00
Options exercised	—	—
Options cancelled	—	—

Options outstanding, March 31, 2006	835,000	$1.86

Options exercisable, December 31, 2004	—	$—

Options exercisable, December 31, 2005	385,000	$1.70

Options exercisable, March 31, 2006	466,250	$1.75

The options granted in 2004 expire in August, 2010, and the options that were granted in fiscal 2006, expire in January and February 2011.

Back to Contents

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005
(Unaudited – Prepared by Management)

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

Back to Contents

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005
(Unaudited – Prepared by Management)

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

No provision has been made in the consolidated unaudited interim financial statements with respect to any potential future income tax assets which may be associated with any of these losses.

Back to Contents

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005
(Unaudited – Prepared by Management)

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

$1,162,357

Back to Contents

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005
(Unaudited – Prepared by Management)

12.	Segmented information

While the Company has subsidiaries in Canada and in the United States, it operates as an international business and has no distinct reportable business segments.

The tables below set out the following information:

(a)	The Company's external revenue by geographic region based on the region in which the customer is located is as follows:

3 months ended:	March 31 2005	March 31 2005

Revenue:
Canada	$30,925	$—
United States	474,478	17,950

	$505,403	$17,950

(b)	The Company's external revenue by type is as follows:

3 months ended:	March 31 2005	March 31 2005

Revenue:
Product sales	$835	$—	$—
Event marketing	504,568	17,950	—

	$505,403	$17,950	$—

(c)	In the three months ended March 31, 2006, the Company had three customers, which represented 5.9%, 5.1% and 2.6% of revenue respectively.

(d)	The Company's identifiable assets for each geographic area in which it has operations are as follows:

	March 31 2006	December 31 2005

Property and equipment
Canada	$94,166	$96,269

	$94,166	$96,269

Inventory
Canada	$434,083	$435,950
Taiwan	71,680	71,680

	$505,763	$507,630

Back to Contents

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
March 31, 2006 and 2005
(Unaudited – Prepared by Management)

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
The Company is subject to currency risk through its activities in Canada. Changes in the exchange rate affect the operating results of the Company. The Company does not use derivative instruments to reduce its exposure to foreign currency risk. However, dependent on the nature, amount and timing of foreign currency receipts and payments, in the future, the Company may enter into foreign currency contracts to mitigate the associated risks. As at March 31, 2006 and December 31, 2005, there were no foreign currency contracts outstanding.

(ii)	Credit risk:
The Company manages its credit risk with respect to accounts receivable by billing whenever possible in advance of rendering services. As at March 31, 2006, one customer represented 7.9% of accounts receivable.

14.	Subsequent events

The Company has commenced litigation against a third party with respect to cancelling 1,000,000 shares of the Company that had been issued to the third party. The Company believes that it has a valid basis to cancel the shares.

On May 11, 2006, the Company granted 250,000 stock options to its CEO with a strike price of $1.00 per share. The options vest on May 11, 2006 and expire on May 10, 2011.

Back to Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Neutron Enterprises, Inc.
Management Discussion and Analysis
Period ended March 31, 2006
May 18, 2006

The following section of our annual report sets forth Management’s Discussion and Analysis of the financial performance of Neutron Enterprises, Inc. (“Neutron”, “we” , the “Company” or “us”) for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The analysis is based on our interim unaudited consolidated financial statements (the “Financial Statements”), including the accompanying notes, which are presented elsewhere in this report.

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

Event marketing sales during the first quarter of fiscal 2006 continued to grow when compared to the last quarter of fiscal 2005.

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

During fiscal 2005, we received pilot orders for our Elumalite™ (“EL”, or “Elumalite”) and our Ultra-Glo™ (“Ultra-Glo”) point of display posters. Pilot tests are currently in progress with a number of clients. We are confident that a number of these field tests will result in significant sales in the current fiscal year.

Back to Contents

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

In the three months ended March 31, 2006. the Company incurred net losses of $0.67 million compared to the three months ended March 31, 2005 when we incurred net losses of $1.76 million), and our accumulated deficit at March 31, 2006 is now $28.77 million. We may incur additional operating losses during the remainder of fiscal 2006, and we may need additional operating funds to support our growth. See “Liquidity and Capital Resources” below. Based on our current plan, we anticipate that we will be able to meet our cash requirements for the next three months. We have significant flexibility to adjust the level of research and development and selling and administrative expenses based on the availability of resources. However, reductions in expenditures could delay development and adversely affect our ability to generate future revenues.

During the first three months of fiscal 2006, Neutron announced its participation at various high profile trade shows, such as the annual International Nightclub & Bar Food Convention and Trade Show in Las Vegas from March 5th to 8th, and the 60th Annual International Sign Expo held at the Orange County Convention Center in Orlando, Florida from April 4th to 9th. The Company demonstrated its Ultra-Glo and Elumalite products to a targeted audience. We view these shows as excellent opportunities to broaden the Company’s sales contacts.

During the first three months of fiscal 2006, the Company continued to strengthen its management team, by adding a new Chief Financial Officer, and a new member to the Board of Directors.

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

Back to Contents

Discussion of results

Revenue for the three months ended March 31, 2006 was $0.51 million, compared to $0.02 million for the three months ended March 31, 2005. Neutron expects revenue to increase in fiscal 2006 over 2005 based on the expected successful completion of certain pilot projects underway as at the year-end.

Salaries expense for the three months ended March 31, 2006, was $0.67 million, compared to $0.15 million in the three months ended March 31, 2005, an increase of 344.8%. As a result of expected increased sales in fiscal 2006, Neutron expects its salaries expense to revenue ratio for fiscal 2006 to decrease from the level experienced in fiscal 2005.

General and administrative costs decreased to $0.30 million for the three months ended March 31, 2006, from $0.87 million for the three months ended March 31, 2005, a decrease of $0.57 million. The general and administrative cost to revenue ratio was 59.6% for the three months ended March 31, 2006. Neutron expects its general and administrative cost to revenue ratio for fiscal 2006 to decrease from the level experienced in fiscal 2005.

Occupancy costs increased to $0.07 million for the three months ended March 31, 2006, from less than $0.01 million for the three months ended March 31, 2005. The occupancy cost to revenue ratio was 14.0% for the three months ended March 31, 2006. Neutron expects its occupancy to revenue ratio for fiscal 2006 to decrease from the level experienced in fiscal 2005.

Back to Contents

RESULTS OF OPERATIONS

FISCAL THREE MONTHS ENDED MARCH 31, 2006, COMPARED TO FISCAL THREE MONTHS ENDED MARCH 31, 2005

Revenue    Our revenue represents our compensation for services provided or product sold.

Revenue for the three months ended March 31, 2006 was $0.51 million, compared to $0.02 million for the three months ended March 31, 2005. The Company made certain strategic asset acquisitions and staff recruitment during the year, and as a result, revenue has begun to be earned. After reviewing the status of certain pilot projects underway at March 31, 2006, we expect revenue to increase significantly in the rest of fiscal 2006.

	Revenue for the three months ended March 31 (in millions)

By type of service	2006	% of total		2005	% of total

Product sales	$0.00	0%	$	nil	0%
Event marketing sales	0.51	100%		0.02	100%

	$0.51	100%		$0.02	100%

By customer location	2006	% of total		2005	% of total

Canada	$0.03	6%	$	nil	0%
United States	0.48	94%		0.02	100%

	$0.51	100%		$0.02	100%

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

Operating expenses increased by 1.0% to $1.04 million for the three months ended March 31, 2006 from $1.03 million for the three months ended March 31, 2005. Changes in operating expenses are as follow:

Salaries expense for the three months ended March 31, 2006, was $0.67 million, compared to $0.15 million in the three months ended March 31, 2005, an increase of 344.8%. Included in salaries expense in the three months ended March 31, 2006, was stock based compensation of $0.31 million, compared to $0.60 million in the three months ended March 31, 2005. The salaries expense to revenue ratio for the three months ended March 31, 2006 was 132.8%. As a result of expected increased sales in fiscal 2006, Neutron expects its salaries expense to revenue ratio for fiscal 2006 to decrease from the level experienced in fiscal 2005.

General and administrative costs decreased to $0.30 million for the three months ended March 31, 2006, from $0.87 million for the three months ended March 31, 2005, an increase of $0.57 million. The general and administrative cost to revenue ratio was 59.6% for the three months ended March 31, 2006. Neutron expects its general and administrative costs to revenue ratio for fiscal 2006 to decrease from the level experienced in fiscal 2005.

Occupancy costs increased to $0.07 million for the three months ended March 31, 2006, from less than $0.01 million for the three months ended March 31, 2005. The occupancy cost to revenue ratio was 14.0% for the three months ended March 31, 2006. Neutron expects its occupancy to revenue ratio for fiscal 2006 to decrease from the level experienced in fiscal 2005.

Depreciation expense    Depreciation expense for the three months ended March 31, 2006 was less than $0.01 million in the three month period ending March 31, 2006 and 2005. Neutron expects this amount to increase in fiscal 2006 as additional assets are purchased to support the further growth of the business.

Net loss    We had a net loss of $0.67 million for the three months ended March 31, 2006, compared to a net loss of $1.76 million for the three months ended March 31, 2005. Included in the loss for fiscal 2005 was a $0.75 million write-off of the intangible assets of the business.

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

Back to Contents

Liquidity and Capital Resources

As at March 31, 2006, Neutron had working capital of $0.11 million and a cash balance of $0.09 million, compared to December 31, 2005, when it had a working capital of $0.07 million and a cash balance of $0.09 million.

Net cash used in operating activities was $0.45 million for the three months ended March 31, 2006 compared to $0.57 million used in operating activities for the three months ended March 31, 2005.

Net cash provided by financing activities was $0.46 million for the three months ended March 31, 2006, compared to $0.81 million provided by financing activities for the three months ended March 31, 2005. Neutron raised $0.41 million from the issue of demand loans during the three months ended March 31, 2006. During the three months ended March 31, 2005, Neutron received $0.81 net proceeds from issuing common shares.

Net cash used in investing activities was less than $0.01 million for the three months ended March 31, 2006, compared to net cash used in investing activities of $0.20 million for the three months ended March 31, 2005.

TRANSACTIONS WITH RELATED PARTIES

As of March 31, 2006, the Company is obligated to a former director and officer on an interest bearing promissory note in the amount of $68,727 (December 31, 2005 – $68,727) due on demand with interest calculated at a rate of 10% per annum (compounded annually). The Company has commenced discussion with the party to settle the amount due and does not expect to incur further interest charges.

As of March 31, 2005, the Company is obligated to a shareholder in the amount of $25,000 (December 31, 2005 – $25,000). This loan is unsecured, non-interest bearing and due on demand.

As of December 31, 2004, the Company was obligated to a shareholder in the amount of $6,948, which represents the accrued interest on the principal. The principal had an interest rate of 8% per annum and was due on demand, and it was paid off during fiscal 2005. Fiscal 2005 interest expense on this loan was $278 (2004 – $6,948). The interest owing was paid during fiscal 2005.

During fiscal 2004 the Company paid management fees of $40,237 to a director of the Company.

During fiscal 2004, the Company paid severance costs of $50,000 to a former officer.

Related party transactions are recorded at the exchange amount, being the amount agreed to by the related parties.

Back to Contents

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

Back to Contents

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

Stock Based Compensation and Other Stock based Payments.    The Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) 123(R), “Share Based Payment” which requires the use of the fair value method for all stock-based compensation transactions. The application of this accounting methodology requires management to estimate a number of variables, including the risk free rate, and the expected volatility of the stock price. The amounts determined for these variables, which are detailed in Note 9, have a significant impact on the values assigned to the stock options and warrants issued by the Company.

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

Business partners concentration     The Company receives a significant portion of its revenues as a result of its relationship with a limited number of large business partners. The loss of any such partners could adversely impact the Company’s prospects, business, financial condition and results of operations. For the three months ended March 31, 2006, the Company’s top three business partners accounted for 19% of its consolidated revenue. The Company expects reliance on a limited number of its business partners to continue into the future.

Interest rate risk    Neutron’s debt under its lending facilities is described in Note 8 to the Financial Statements. We anticipate further borrowings in the future. At March 31, 2006, Neutron has minimal exposure to changes in the interest rate.

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

Credit risk     Neutron manages its credit risk with respect to accounts receivable by acting as an agent for its customers, by dealing primarily with large creditworthy customers and by billing whenever possible in advance of rendering services or making commitments. Management believes that Neutron is not subject to significant concentration of credit risk. As at March 31, 2006, Neutron had one customer, who represented 6.5% of accounts receivable.

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

Back to Contents

Business losses    We have a history of net losses. We expect to continue to incur net losses and we may not achieve or maintain profitability.

We have incurred significant operating losses and anticipate continued losses in fiscal 2006. At March 31, 2006, we had an accumulated deficit of $28.67 million (December 31, 2005 – deficit of $27.99 million). We need to generate additional sales and net income in order to be sustainable in future periods. Failure to achieve profitability, or maintain profitability if achieved, will cause our stock price to decline.

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

Back to Contents

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

Back to Contents

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

Back to Contents

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

Back to Contents

OTHER INFORMATION

Authorized share capital
At March 31, 2006, the Company has authorized 100,000,000 common shares with a $0.001 par value (December 31, 2005 – 100,000,000; 2003 – 100,000,000).

Other items
At March 31, 2006, there were 45,680,000 common shares of Neutron issued, compared to 45,680,000 issued at December 31, 2005.

Additional information relating to Neutron, including our regulatory filings is available on EDGAR at http://www.sec.gov.

Back to Contents

Forward Looking Statements

All statements in this MD&A that do not directly and exclusively relate to historical facts constitute “forward-looking statements” within the meaning of that term in Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended. These statements represent Neutron’s intentions, plans, expectations and beliefs, and are subject to risks, uncertainties and other factors, many of which are beyond the control of Neutron. These factors could cause actual results to differ materially from such forward-looking statements. These factors include but are not restricted to the timing and size of contracts, acquisitions and other corporate developments; the ability to attract and retain qualified employees; market competition in our industry; general economic and business conditions, foreign exchange and other risks identified in the MD&A, in Neutron’s Annual Report or Form 10-KSB filed with the U.S. Securities and Exchange Commission. The words “believe”, “estimate”, “expect”, “intend”, “anticipate”, “foresee”, “plan”, and similar expressions identify certain of such forward looking statements, which are valid only as of the date on which they are made. In particular, statements relating to future growth are forward looking statements. Neutron disclaims any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on these forward-looking statements.

Back to Contents

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market risk exposures for our assets are related to cash, cash equivalents and investments. We invest our excess cash in highly liquid short-term investments with maturities of less than one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations.

Our only credit facility is at a fixed rate and thus does not subject us to interest rate exposure with respect to our borrowings.

The foreign operations of the Company are translated into U.S. dollars for financial statement presentation. Our occupancy and salaries are paid in Canadian dollars but our other expenses are principally in U.S. dollars, as are most of our revenues. Accordingly, a one percent change in the U.S. dollar relative to the Canadian dollar would not be expected to significantly affect revenue or expenses.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to the our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.
There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended March 31, 2006.

Back to Contents

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.  None.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None

Item 6.  Exhibits

Index to Exhibits

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Back to Contents

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 22, 2006	NEUTRON ENTERPRISES, INC.

	By:	/s/ Ciaran Griffin
Ciaran Griffin Chief Financial Officer