Form 10QSB
period 2006-06-30
NEUTRON ENTERPRISES INC
filed 2006-08-21
CIK 1135140

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: June 30, 2006

Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number: 000-52154

NEUTRON ENTERPRISES, INC.

(Exact name of Registrant as Specified in Its charter)

Nevada	98-0338100

(State of Incorporation)	(IRS Employer Identification No.)

450 Matheson Blvd. East, Unit 67, Mississauga, Ontario L4Z 1R5, Canada

(Address of Principal Executive Offices)

(905) 238-1777

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).   Yes      No

As of August 18, 2006, there were 46,230,000shares issued and outstanding of the issuer’s common stock.

TABLE OF CONTENTS

NEUTRON ENTERPRISES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006

PART I – FINANCIAL INFORMATION

Page
Item 1: Financial Statements (Unaudited)

Unaudited Condensed Balance Sheets	F-2
As of June 30, 2006

Unaudited Condensed Statements of Operations
For the three and six month periods ended June 30, 2006	F-3– F-4

Unaudited Condensed Statements of Cash Flows
For the three and six month periods ended June 30, 2006	F-5– F-6

Notes to Unaudited Condensed Financial Statements	F-10 – F-27

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operation	1

Item 3: Controls and Procedures	9

PART II – OTHER INFORMATION

Item 1A. Risk Factors	9

Item 5: Other Information	12

Item 6: Exhibits	16

Signatures	18

NEUTRON ENTERPRISES, INC.

INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Prepared by Management

(Expressed in United States dollars)

UNAUDITED

JUNE 30, 2006

Contents

Interim Unaudited Consolidated Financial Statements

Interim Consolidated Balance Sheets	F-2

Interim Consolidated Statements of Operations – 6 months	F-3

Interim Consolidated Statements of Operations – 3 months	F-4

Interim Consolidated Statements of Stockholders Equity (Deficiency)	F-5

Interim Consolidated Statements of Cash Flows – 6 months	F-6 – F-7

Interim Consolidated Statements of Cash Flows – 3 months	F-8 – F-9

Notes to Interim Unaudited Consolidated Financial Statements	F-10 – F-27

Back to Contents

Neutron Enterprises, Inc.
Interim Consolidated Balance Sheets
Expressed in United States dollars
Prepared by Management

	June 30	December 31
As at:	2006	2005
	Unaudited	Audited

Assets

Current
Cash and cash equivalents	$(725)	$94,007
Accounts receivable (Note 3)	475,916	276,422
Inventory (Note 14)	243,974	507,630
Prepaid expenses	86,518	63,130
Loan receivable (Note 4)	465,072	—

	1,270,755	941,189

Loans receivable (Note 4)	—	455,030
Property and equipment (Notes 6 and 12)	93,092	96,269

	$1,363,847	$1,492,488

Liabilities and Stockholders’ Equity (Deficiency)

Current
Accounts payable	$264,579	$97,205
Accrued liabilities	163,108	238,379
Deferred revenue	271,682	241,070
Due to related parties (Note 7)	93,727	93,727
Demand loans payable (Note 8)	256,746	199,138

	1,049,842	869,519

Long term debt (Note 5)	925,467	—

Stockholders’ equity (deficiency)
Capital stock (Note 9)	45,730	45,680
Capital in excess of par value	29,602,609	28,544,268
Deficit	(30,259,003)	(27,994,275)
Accumulated other comprehensive income	(798)	27,296

	(611,462)	622,969

	$1,363,847	$1,492,488

The accompanying notes are an integral part of these financial statements

Back to Contents

Neutron Enterprises, Inc.
Interim Consolidated Statements of Operations
Expressed in United States dollars
Unaudited – Prepared by Management

For the six months ended June 30	2006	2005

Revenue (Note 12)	$1,096,412	$427,659

Cost of goods sold	537,339	—

	559,073	427,659

Operating expenses:
Salaries and benefits (Note 9)	1,772,297	345,734
General and administrative (Note 9)	628,341	1,227,681
Foreign exchange	(7,530)	—
Occupancy costs	126,163	27,327

	2,519,271	1,600,742

Depreciation	10,676	7,942
Write-off intangible assets (Note 9)	—	745,000
Write-off inventory (Note 14)	281,074	—
Interest expense	12,780	3,638

	2,823,801	2,357,322

Net loss for the period	$(2,264,728)	$(1,929,663)

Net earnings (loss)
Basic	$(0.05)	$(0.04)
Diluted	$(0.05)	$(0.04)

Weighted average number of common shares outstanding	45,697,680	44,941,000

The accompanying notes are an integral part of these financial statements

Back to Contents

Neutron Enterprises, Inc.
Interim Consolidated Statements of Operations
Expressed in United States dollars
Unaudited – Prepared by Management

For the three months ended June 30	2006	2005

Revenue (Note 12)	$590,573	$409,709

Cost of goods sold	401,880	—

	188,693	409,709

Operating expenses:
Salaries and benefits (Note 9)	1,096,442	194,851
General and administrative (Note 9)	326,123	357,268
Occupancy costs	54,456	23,460

	1,477,021	575,579

Depreciation	5,338	1,475
Write-off inventory (Note 14)	281,074	—
Interest expense	12,648	6,003

	1,776,081	583,057

Net loss for the period	$(1,587,388)	$(173,348)

Net earnings (loss)
Basic	$(0.03)	$(0.00)
Diluted	$(0.03)	$(0.00)

Weighted average number of common shares outstanding	45,715,165	44,193,333

The accompanying notes are an integral part of these financial statements

Back to Contents

Neutron Enterprises, Inc.
Interim Consolidated Statements of Stockholders’ Equity (Deficiency)
Expressed in United States dollars
Unaudited – Prepared by Management

	Common Stock

	Shares	Amount	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Comprehensive Gain (Loss)	Total

Inception, December 28, 2000	—	$—	$—	$—	$—	$—
Stock issued for cash	1,000,000	1,000	—	—	—	1,000
Development stage net loss	—	—	—	(1,435)	—	(1,435)

Balances, December 31, 2000	1,000,000	1,000	—	(1,435)	—	(435)
Development stage net loss	—	—	—	(33,798)	—	(33,798)

Balances, December 31, 2001	1,000,000	1,000	—	(35,233)	—	(34,233)

Stock issued for cash	30,500,000	30,500	14,700	—	—	45,200
Development stage net loss	—	—	—	(32,419)	—	(32,419)

Balances, December 31, 2002	31,500,000	31,500	14,700	(67,652)	—	(21,452)

Development stage net loss	—	—	—	(55,776)	—	(55,776)

Balances, December 31, 2003	31,500,000	31,500	14,700	(123,428)	—	(77,228)

Stock issued for services	1,080,000	1,080	1,435,320	—	—	1,436,400
Stock issued for assets	9,500,000	9,500	21,840,500	—	—	21,850,000
Development stage net loss	—	—	—	(23,479,549)	—	(23,479,549)

Balances, December 31, 2004	42,080,000	42,080	23,290,520	(23,602,977)	—	(270,377)

Stock issued for cash	3,000,000	3,000	2,847,000	—	—	2,850,000
Stock issued for services	300,000	300	599,700	—	—	600,000
Stock issued for assets	300,000	300	644,700	—	—	645,000
Options issued for services	—	—	595,000	—	—	595,000
Warrants issued for services	—	—	567,348	—	—	567,348
Cumulative Translation adjustment	—	—	—	—	27,296	27,296
Net loss	—	—	—	(4,391,298)	—	(4,391,298)

Balances, December 31, 2005	45,680,000	$45,680	$28,544,268	$(27,994,275)	$27,296	$622,969

Options issued for services	—	—	958,391	—	—	958,391

Stock issued for services	50,000	50	99,950	100,000

Cumulative Translation adjustment	—	—	—	—	(28,094)	(28,094)

Net loss	—	—	—	(2,264,728)	—	(2,264,728)

Balances, June 30, 2006	45,730,000	$45,730	$29,602,609	$(30,259,003)	$(798)	$(611,462)

The accompanying notes are an integral part of these financial statements

Back to Contents

Neutron Enterprises, Inc.
Interim Consolidated Statements of Cash Flows
Expressed in United States dollars
Unaudited – Prepared by Management

For the six months ended June 30	2006	2005

Cash flows from operating activities:

Net loss from operations	$(2,264,728)	$(1,929,663)

Items not involving cash:
Depreciation	10,676	7,942
Shares issued for services received	100,000	600,000
Stock based compensation	958,391	—
Warrants issued for services received	—	—
Interest accrued on loans	13,033	—
Write-down of intangible assets	—	745,000
Write-down of inventory	281,074	—
Loan fee	60,000	—

Net change in non-cash working capital balances:
Accounts receivable	(199,494)	(408,100)
Inventory	(17,418)	(128,992)
Prepaid expenses	(23,388)	488
Accounts payable	167,374	12,245
Accrued liabilities	(75,271)	(96,924)
Deferred revenue	30,612	109,573

Net cash used in operating activities	(959,139)	(1,088,431)

Cash flows from financing activities:
Due to related parties	—	3,638
Share subscriptions received in advance	—	(2,042,500)
Demand loan	50,000
Long-term debt borrowings	850,000	—
Proceeds from sale of common stock	—	2,850,000

Net cash provided by financing activities	900,000	811,138

Cash flows from investing activities:
Disposal (purchase) of capital assets	(7,507)	(101,460)
Acquisition of intangible assets	—	(100,000)
Long term loan receivable	—	—

Net cash used in investing activities	(7,507)	(201,460)

Effect of exchange rate changes on cash and cash equivalents	(28,086)	30,539

Net (decrease) increase in cash	(94,732)	(448,214)

Cash, beginning of period	94,007	1,438,824

Cash, end of period	$(725)	$990,610

The accompanying notes are an integral part of these financial statements

Back to Contents

Neutron Enterprises, Inc.
Interim Consolidated Statements of Cash Flows
Expressed in United States dollars
Unaudited – Prepared by Management

For the six months ended June 30	2006	2005

Supplemental cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

Supplemental disclosure of non-cash transactions:
Shares issued for assets received	$—	$645,000
Shares issued for services received	$100,000	$600,000
Stock based compensation	$958,391	$—

The accompanying notes are an integral part of these financial statements

Back to Contents

Neutron Enterprises, Inc.
Interim Consolidated Statements of Cash Flows
Expressed in United States dollars
Unaudited – Prepared by Management

For the three months ended June 30	2006	2005

Cash flows from operating activities:

Net loss from operations	$(1,587,388)	$(173,348)

Items not involving cash:
Depreciation	5,338	1,475
Shares issued for services received	100,000	—
Stock based compensation	646,206	—
Warrants issued for services received	—	—
Interest accrued on loans	13,353	—
Write-down of intangible assets	—	—
Write-down of inventory	281,074	—

Net change in non-cash working capital balances:
Accounts receivable	(147,009)	(356,460)
Inventory	(19,285)	(118,974)
Prepaid expenses	5,430	327
Accounts payable	108,676	25,235
Accrued liabilities	(49,584)	(170)
Deferred revenue	74,280	104,573
Other	(6,118)	—

Net cash used in operating activities	(575,027)	(517,342)

Cash flows from financing activities:
Due to related parties	—	1,819
Share subscriptions received in advance	—	—
Demand loan	—	—
Long-term debt borrowings	500,000	—
Proceeds from sale of common stock	—	—

Net cash provided by financing activities	500,000	1,819

Cash flows from investing activities:
Disposal (purchase) of capital assets	(4,264)	(3,741)
Acquisition of intangible assets	—	—
Long term loan receivable	—	—

Net cash used in investing activities	(4,264)	(3,741)

Effect of exchange rate changes on cash and cash equivalents	(12,396)	20,108

Net (decrease) increase in cash	(91,687)	(499,156)

Cash, beginning of period	90,962	1,489,766

Cash, end of period	$(725)	$990,610

The accompanying notes are an integral part of these financial statements

Back to Contents

Neutron Enterprises, Inc.
Interim Consolidated Statements of Cash Flows
Expressed in United States dollars
Unaudited – Prepared by Management

For the three months ended June 30	2006	2005

Supplemental cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

Supplemental disclosure of non-cash transactions:
Shares issued for assets received	$—	$—
Shares issued for services received	$100,000	$—
Stock based compensation	$646,206	$—

The accompanying notes are an integral part of these financial statements

Back to Contents

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
June 30, 2006 and 2005
(Unaudited – Prepared by Management)

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Digital Signage Broadcast Network DSBN Inc (formerly 4234251 Canada Inc, “DSBN”), and 4234260 Canada Inc. Intercompany balances and transactions are eliminated on consolidation.

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
June 30, 2006 and 2005
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

All transactions initiated in Canadian dollars are translated into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:

(i)	Assets and liabilities at the rate of exchange in effect at the balance sheet date; and

(ii)	Revenue and expense items at the average rate of exchange prevailing during the period

(iii)	Stockholders equity (deficiency) at historical values

Back to Contents

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
June 30, 2006 and 2005
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

The Company uses SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended June 30, 2006, the Company’s only comprehensive income was foreign currency translation adjustments.

(i)	Fair value of financial instruments

The carrying values of the Company’s financial instruments, consisting of its cash and cash equivalents, accounts receivables, accounts payable, accrued liabilities, demand loan, long term debt, unearned revenue and amounts due to related parties, materially approximate their respective fair values at each balance sheet date due to the immediate or short-term maturity of these instruments

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
June 30, 2006 and 2005
(Unaudited – Prepared by Management)

2.	Significant Accounting Policies (continued)

(k)	Stock-based compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company adopted FAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

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
June 30, 2006 and 2005
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

Back to Contents

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
June 30, 2006 and 2005
(Unaudited – Prepared by Management)

3.	Accounts receivable

	June 30 2006	December 31 2005

Trade receivables	$475,916	$276,422

Accounts receivable is shown net of an allowance for doubtful accounts of $30,782 (Dec 31, 2005 – $30,782).

4.	Long term loan receivable

	June 30 2006	December 31 2005

Loan receivable	$465,072	$455,030

In fiscal 2005, the Company provided financing of $450,000 to its sub-contract manufacturing partner located in Shanghai, China, for them to expand the Elumalite capacity. This is payable on demand and has a 4.5% interest rate per annum, compounded monthly. Under the terms of the agreement, the Company may acquire a fully diluted 19.9% ownership in the factory by converting its $450,000 equipment loan to equity at any time until December 31, 2007. Included in the loan balance at June 30, 2006 is an accrued interest amount of $15,072 (December 31, 2005- $5,030). At December 31, 2005, management had designated the loan as long term as the intent, at that time, was to hold the receivable in excess of one year. As a result of the agreement of sale discussed in the subsequent event note, we now expect to receive the amounts due on this note within a short period of time, and have therefore classified the full amount as a short term receivable.

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

Back to Contents

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
June 30, 2006 and 2005
(Unaudited – Prepared by Management)

6.	Property and equipment

		Accumulated	Net book
June 30, 2006	Cost	depreciation	value

Computer equipment and software	$89,744	$31,087	$58,657
Furniture and equipment	28,914	7,631	21,283
Leasehold improvements	17,192	4,040	13,152

	$135,850	$42,758	$93,092

		Accumulated	Net book
December 31, 2005	Cost	depreciation	value

Computer equipment and software	$84,580	$24,704	$59,876
Furniture and equipment	27,714	5,328	22,386
Leasehold improvements	16,700	2,693	14,007

	$128,994	$32,725	$96,269

7.	Related party transactions

Except as disclosed elsewhere in these financial statements, details are as follows:

As of June 30, 2006, the Company is obligated to a former director and officer on an unsecured interest bearing promissory note in the amount of $68,727 (December 31, 2005 – $68,727) due on demand with interest calculated at a rate of 10% per annum (compounded annually). The Company has commenced discussion with the party to settle the amount due and does not expect to incur further interest charges.

As of June 30, 2006, the Company is obligated to a shareholder in the amount of $25,000 (December 31, 2005 – $25,000). This loan is unsecured, non-interest bearing and due on demand.

Related party transactions are recorded at the exchange amount, being the amount agreed to by the related parties.

Back to Contents

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
June 30, 2006 and 2005
(Unaudited – Prepared by Management)

8.	Demand loans payable

	June 30	December 31
	2006	2005

Loan payable, 2.5% per annum, payable on demand	$14,744	$14,744

Loan payable, 5.0% per annum, payable on demand	150,000	150,000

Loan payable, 5.0% per annum, payable on demand	50,000	—

Loan payable, 5.0% per annum, payable on demand	34,688	34,394

Accrued interest of above loans	7,314	—

	$256,746	$199,138

The loans detailed above are unsecured.

9.	Capital stock

a)	Authorized : 100,000,000 common shares $0.001 par value (December 31, 2005 – 100,000,000))

b)	On April 27, 2006, the Company issued 50,000 common shares of its capital stock in consideration for services provided. The Company determined the value of these shares to be $100,000 based on the market price of the shares on the date of issuance.

c)	On February 7, 2005, the Company issued 3,000,000 common shares of its capital stock in consideration for net proceeds of $2,850,000. In addition, on February 24, 2005, the Company issued 300,000 common shares of its capital stock in consideration for services received. The fair value of the services received for purposes of these financial statements was determined using the closing trading price of the Company’s shares on February 24, being $2.00 per share, for a total of $600,000 which has been included in general and administrative expenses for fiscal 2005.

d)	On December 15, 2004, the Company through its wholly owned subsidiaries, DSBN and 4234260 Canada Inc., acquired certain assets from two unrelated companies. Under the terms of the assets purchase agreements, DSBN paid $407,068 in cash and issued 9,500,000 Class E exchangeable shares (“Exchangeable Shares”) to the vendors. The Exchangeable Shares can be converted, at the option of the holders, to 9,500,000 common shares of Neutron Enterprises, Inc. with no additional consideration given.

Back to Contents

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
June 30, 2006 and 2005
(Unaudited – Prepared by Management)

9.	Capital stock (continued)

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

On January 11, 2005, the Company through its wholly owned subsidiaries, DSBN and 4234260 Canada Inc., acquired certain assets from an unrelated company. Under the terms of the assets purchase agreements, DSBN paid $100,000 in cash and issued 500,000 Class E exchangeable shares (“Exchangeable Shares”) to the vendors, of which 300,000 have been released and 200,000 shares are held in escrow. Each Exchangeable Share can be converted, at the option of the holder, to one common share of the Company with no additional consideration given. The Exchangeable Shares have been valued at $2.15 per share, based on the closing price on January 11, 2005. A total consideration paid to acquire these assets is $745,000 of which the Company allocated the entire purchase price to intangible assets. As of June 30, 2005, management re-valued the benefits of the intangible assets and determined a write down of the value to $Nil was required. The write down amount was charged to the Statements of Loss in 2005.

A total of 200,000 Exchangeable Shares are held in escrow for two years following the completion of the asset acquisition. All or a portion of the Exchangeable Shares will be distributed to the vendor after the escrow period depending on the performance of the related business unit. Any remaining Exchangeable Shares will be returned to the Company.

DSBN has executed a Put and Call Agreement with each vendor relating to the Exchangeable Shares. Pursuant to the respective agreements, each vendor has the option, under certain circumstances including the insolvency of the corporation, to cause the corporation to repurchase its Exchangeable Shares in consideration of the delivery of common shares of the Company, on a one for one basis. The agreement also gives the Company as well as DSBN an overriding call right to purchase the Exchangeable Shares owned by each vendor should a vendor request that the corporation repurchase the Exchangeable Shares, whether pursuant to the Put and Call Agreement or pursuant to the articles of incorporation of the corporation. Consideration in the circumstance is the common shares of the Company.

Accordingly, in these financial statements the Exchangeable Shares have been shown as equity.

e)	On June 8, 2004, the Company issued 1,080,000 common shares of its capital stock in consideration for services received. The fair value of the services received for purposes of these consolidated unaudited interim financial statements was determined using the closing trading price of the Company’s shares on June 8, 2004, being $1.33 per share.

Back to Contents

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
June 30, 2006 and 2005
(Unaudited – Prepared by Management)

9.	Capital stock (continued)

f)	On 28 August 2005, the Company issued warrants to Creata Promotions (USA), Inc, (“Creata”) to purchase up to 3,000,000 common shares of Neutron exercisable at $1.00 per share and subject to vesting terms related to achievement of sales goals related to Creata’s efforts on behalf of Neutron. Of these, warrants representing 250,000 shares have now vested as a result of the payment by Creata of 50% of the purchase price of the items referred to in the agreement.

Vesting terms or status of warrants granted to Creata		# of warrants

Vested at June 30, 2006		250,000

Not yet vested:
Will vest upon payment from clients
referred to Neutron of:	$1,000,000	250,000
	$6,000,000	500,000
	$16,000,000	500,000
	$26,000,000	500,000
	$38,500,000	500,000
	$50,100,000	500,000

Total warrants granted to Creata not yet vested at June 30, 2006		2,750,000

The Company used the Black-Scholes Option Pricing Model to value the warrants that vested during the year.

Of the 3,000,000 warrants granted to Creata, 250,000 vested during fiscal 2005. Fiscal 2005 expense for this item of $567,348 was calculated based on the assumptions detailed in Note 9(h). The expense has been included in general and administrative expenses in fiscal 2005.

(g)	Cancellation of shares

During the second quarter of 2006, the Company has commenced litigation against a third party with respect to cancelling 1,000,000 shares of the Company that had been issued to the third party. The Company believes that it has a valid basis to cancel the shares.

(h)	Stock option plan

The Company has reserved 6,000,000 common shares under its stock option plan (the “Plan”). Under the Plan, the options are exercisable for one common share and the exercise price of the option must equal at least 75% of the market price of the underlying share at the grant date. The options have vesting periods ranging from the date of grant up to five years. Once vested, options are exercisable at any time until expiry.

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
June 30, 2006 and 2005
(Unaudited – Prepared by Management)

9.	Capital stock (continued)

During fiscal 2005, the Company granted 385,000 stock options under the plan to a director and officer with a strike price of $1.70 per share. The options vested on August 18, 2005, and expire on August 17, 2010. The stock-based compensation amounted to $595,000, and has been included in salaries and benefits expense in fiscal 2005. No stock purchase options had been granted prior to May 31, 2005.

During the three months ended March 31, 2006, the Company granted 450,000 stock options under the plan to its directors and officers with a strike price of $2.00 per share. The options will vest over 2 years, and expire in January and February 2011. Stock-based compensation for these options amounted to $473,411 for the six months ended June 30, 2006 (six months ended June 30, 2005 – $Nil), and has been included in salaries and benefits expense in the period.

During the three months ended June 30, 2006, the Company granted 4,500,000 stock options to its directors and officers. Of these options, 4,250,000 have a strike price of $2.00 per share and 250,000 have a strike price of $1.00 per share. The options will vest over 2 years, and expire in January and February 2011. Stock-based compensation for these options amounted to $484,980 for the six months ended June 30, 2006 (six months ended June 30, 2005 – $Nil), and has been included in salaries and benefits expense in the period

Option pricing models require the input of highly subjective assumptions, particularly as to the expected price volatility of the stock. Changes in these assumptions can materially affect the fair value estimated, and therefore it is management’s view that the existing models do not necessarily provide a single reliable measure of the fair value of the Company’s stock option grants.

No other value associated with the stock options was recognized in the accounts of the Company.

(i)	Stock option and warrant details

The fair value of each option and warrant granted was estimated on the date of the grant using the Black-Scholes fair value option pricing model with the following assumptions:

	2006	2005

Risk-free interest rate	4.06 to 5.22%	3.21%

Volatility factor of the future expected market price of the Company’s common shares	89%	147%
Weighted average expected life
• options	5.0 years	5.0 years
• warrants	n/a	3.3 years

Expected dividends	n/a	n/a

Back to Contents

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
June 30, 2006 and 2005
(Unaudited – Prepared by Management)

9.	Capital stock (continued)

Details of the options are as follows:

	Number of options	Weighted average exercise price per share

Options outstanding, December 31, 2004	—	$—
Options granted	385,000	1.70
Options exercised	—	—
Options cancelled	—	—

Options outstanding, December 31, 2005	385,000	$1.70
Options granted	4,950,000	1.95
Options exercised	—	—
Options cancelled	—	—

Options outstanding, June 30, 2006	5,335,000	$1.93

Options exercisable, December 31, 2004	—	$—

Options exercisable, December 31, 2005	385,000	$1.70

Options exercisable, June 30, 2006	466,250	$1.53

The options granted in 2004 expire in August, 2010, and the options that were granted in fiscal 2006, expire in 2011.

Back to Contents

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
June 30, 2006 and 2005
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
June 30, 2006 and 2005
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

At December 31, 2005, the Company has non-capital losses of $1,405,440, arising from its US operations, available to reduce future years’ taxable income, and which expire as follows:

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

Back to Contents

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
June 30, 2006 and 2005
(Unaudited – Prepared by Management)

11.	Commitments and contingencies

(a)	The Company, through its subsidiary, has entered into an operating lease agreement for office premises with minimum annual lease payments over the next five years and thereafter as follows:

2006	$51,676
2007	53,295
2008	54,914
2009	56,542
2010	4,723
Thereafter	—

$221,150

In addition to the basic rent, the Company is responsible for its proportionate share of property taxes and operating costs for the office premises.

(b)	In the ordinary course of business, the Company and its subsidiaries have legal proceedings brought against them. Management does not expect the outcome of these proceedings, in aggregate, to have a material adverse effect on the Company’s consolidated financial position or results of operations.

(c)	The Company and its subsidiaries have entered into employment agreements with certain executives which require the following payments over the next five years and thereafter. At December 31, 2005, these amounts were as follows:

2006	$413,198
2007	422,289
2008	161,657
2009	165,213
2010	—
Thereafter	—

$1,162,357

Back to Contents

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
June 30, 2006 and 2005
(Unaudited – Prepared by Management)

12.	Segmented information

While the Company has subsidiaries in Canada and in the United States, it operates as an international business and has no distinct reportable business segments.

The tables below set out the following information:

(a)	The Company’s external revenue by geographic region based on the region in which the customer is located is as follows:

	June 30	June 30
6 months ended:	2006	2005

Revenue:
Canada	$128,164	$181,795
United States	968,248	245,864

	$1,096,412	$427,659

(b)	The Company’s external revenue by type is as follows:

	June 30	June 30
6 months ended:	2006	2005

Revenue:
Product sales	$83,700	$—
Event marketing	1,012,712	427,659

	$1,096,412	$427,659

(c)	In the six months ended June 30, 2006, the Company had three customers, which represented 3.8%, 2.4% and 2.3% of revenue respectively.

(d)	The Company’s identifiable assets for each geographic area in which it has operations are as follows:

	June 30	December 31
	2006	2005

Property and equipment
Canada	$93,092	$96,269

	$93,092	$96,269

Inventory
Canada	$223,974	$435,950
Taiwan	20,000	71,680

	$243,974	$507,630

Back to Contents

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
June 30, 2006 and 2005
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

(a)	The carrying values and estimated fair values of the Company’s financial instruments are as follows:

(i)	The carrying amounts of cash, accounts receivable, accounts payable, loans receivable and demand loan payable approximate their fair values due to the short-term nature of these instruments.

(b)	Risk management activities:

(i)	Currency risk:

The Company is subject to currency risk through its activities in Canada. Changes in the exchange rate affect the operating results of the Company. The Company does not use derivative instruments to reduce its exposure to foreign currency risk. However, dependent on the nature, amount and timing of foreign currency receipts and payments, in the future, the Company may enter into foreign currency contracts to mitigate the associated risks. As at June 30, 2006 and December 31, 2005, there were no foreign currency contracts outstanding.

(ii)	Credit risk:

The Company manages its credit risk with respect to accounts receivable by billing whenever possible in advance of rendering services. As at June 30, 2006, one customer represented 8.5% of accounts receivable.

14.	Inventory writedown

As a result of the review of the value of the inventory on hand, and an examination of the details of the sales agreement discussed in Note 15, the Company has determined that a writedown of its inventory as at June 30, 2006 in the amount of $281,074 is required.

Back to Contents

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
June 30, 2006 and 2005
(Unaudited – Prepared by Management)

15.	Subsequent events

a)	As of August 15, 2006, the Company entered into an agreement to sell certain assets related to its signage business, including the loan receivable related to the Chinese factory, to a company owned by a member of its executive team. Under the terms of the agreement, the Company will receive a lump sum payment and be entitled to ongoing royalties related to sales of the signage business. The agreement required the resignation of the executive, and other members of the signage group, the sale of the inventory to this new company, and the assumption of the existing warranty on products sold since the Company entered this business.

The Company expects to receive a lump sum payment of $725,000 under this agreement which will be applied as payment of the loan balance discussed above, with the balance applied against the inventory which is being sold to the new company under the agreement. An additional amount of $87,500 may be received by the Company which will then be remitted directly to the EL Light Co.

The Company does not expect a significant impact to its revenue or profitability as a result of this asset sale. Year to date product sales to June 30, 2006 were 8% of total sales. Under the terms of the agreement, the Company has the right to continue to participate in any new LED sales opportunities that are identified by the new company, and is entitled to receive royalties from other signage sales related to the assets that have been sold, for a period of eight years.

b)	Effective July 1, 2006, the Company entered into employment agreements with a new COO and a new Executive Vice President. Under the terms of these employment agreements, the Company has issued options for the purchase of 2,300,000 common shares of the Company at a strike price of $2.00 and options for the purchase of 200,000 common share of the Company at a strike price of $2.39. These options vest over two years and expire in five years.

c)	On August 3, 2006, the Company issued options under the Plan for the purchase of 400,000 common shares of the Company to certain officers of the Company at a strike price of $2.39. These options vest over two years and expire in five years.

Back to Contents

FORWARD-LOOKING STATEMENTS

The information contained in this report on Form 10-Q and in other public statements by the Company and Company officers or directors includes or may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” or “believe” or the negative thereof or any variation thereon or similar terminology.

Such forward-looking statements are made based on management’s beliefs, as well as assumptions made by, and information currently available to, management pursuant to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Such statements are not guarantees of future performance or events and are subject to known and unknown risks and uncertainties that could cause the Company’s actual results, events or financial positions to differ materially from those included within the forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the availability of capital resources, changes in the securities or capital markets, and other factors disclosed under the caption “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-KSB the United States Securities and Exchange Commission and in Item 1A of Part II of this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Except as required by law, we undertake no obligation to disclose any revision to these forward-looking statements to reflect events or circumstances after the date made, changes in internal estimates or expectations, or the occurrence of unanticipated events.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Unless otherwise indicated or the context otherwise requires, all references to “Neutron,” the “Company,” “we,” “us” or “our” and similar terms refer to Neutron Enterprises, Inc. and its subsidiaries.

Back to Contents

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to us on the date hereof, and, except as required by law, we assume no obligation to update any such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the captions “Risk Factors”and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission and in Item 1A of Part II of this report. The following should be read in conjunction with our consolidated financial statements included above in Item 1 of Part I of this report.

Background

We were incorporated in 2001 to operate as an online web based heavy equipment marketing company. The business plan was unsuccessful due to the competitive nature of the industry and a commercial downturn in use of the Internet for purchase of costly heavy equipment. In fiscal 2004, we acquired certain assets from DVT Group and Elumalite Technologies, which together with our business development activities transitioned us into an operating company. In January 2005, we acquired certain assets of Sharp Marketing. This provided us with a platform to display and sell advertising on mobile screens. Included in the asset purchase was a database of advertisers which provided us with advertising leads for our media board deployment.

Recent Developments

Between February 2006 and the date of this report, we have retained a new executive management teams with substantial experience in managing publicly held growth companies. Specifically, on February 1, 2006 we entered into an employment agreement with Ciaran Griffin to serve as our Chief Financial Officer and on June 26, 2006, we announced the appointment of Rory Olson as our Chief Executive Officer. Mr. Olson replaced Andrew Gertler, who will remain as Vice Chairman of the Board of Directors. Mr. Olson is a highly accomplished entrepreneur and public company executive with a proven track record of having founded, restructured and operated various companies from start-up stage to mature public company. On July 1, 2006, we entered into employment agreements with Mitchell Rosen to serve as our Executive Vice President and with Mark Wolinsky to serve as our Chief Operating Officer.

On August 15, 2006, we entered into an agreement to sell the assets related to our signage business to a company owned by Michael Singh, who formerly served as the Director of Global Sales of our DSBN subsidiary. Under the terms of the agreement, we will receive a lump sum payment and be entitled to ongoing royalties related to sales of the signage business and Mr. Singh and other members of the signage sales group have resigned. The assets sold included our inventory of signs, the assumption of the existing warranty on products sold, and a $450,000 note in connection with a loan we made to a Chinese factory. For a more complete description of the transaction, please see “Item 5. Other Events” appearing in Part II of this report.

Back to Contents

Overview

Our various operating units have inherent risk. Our future is largely dependent upon our success in building an infrastructure and executing our business plan. We plan to further invest in development of proprietary technologies. Unanticipated technical or manufacturing obstacles can arise at any time, disrupt sales or licensing activities, and result in lengthy and costly delays. See “Risk Factors” below for a more complete discussion of the risks that are part of our business.

Our new management team is currently evaluating new business opportunities that they believe have the potential to build shareholder value, and expect to make a decision on how to proceed during the third quarter.

Revenue for the six months ended June 30, 2006 was $1.10 million, compared to $0.43 million for the six months ended June 30, 2005. We expect revenue to increase in fiscal 2006 over 2005 based on the expected successful completion of certain event marketing assignments underway at the end of the quarter. To date, we have incurred operating losses, as our revenues have not achieved a sufficient level to support our general and administrative expenses. We may incur additional operating losses during the remainder of fiscal 2006, and we may need additional operating funds to support our growth. See “Liquidity and Capital Resources” below. Based on our current plan, we anticipate that we will be able to meet our cash requirements for the next six months. We have significant flexibility to adjust the level of research and development and selling and administrative expenses based on the availability of resources. However, reductions in expenditures could delay development and adversely affect our ability to generate future revenues.

Critical Accounting Policies and Estimates

The significant accounting policies used by us in preparing our Financial Statements are described in Note 2 to the Financial Statements and should be read to ensure a proper understanding and evaluation of the estimates and judgments made by management in preparing those Financial Statements. Our Financial Statements are prepared in accordance with United States generally accepted accounting principles.

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

We have identified the policies below as critical to our business operations and the understandings of our results of operations. Our accounting policies are more fully described in our financial statements located in Item 1 of Part I, of this report. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis when such policies affect our reported and expected financial results.

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

Back to Contents

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

The pronouncement was to be effective at the beginning of the first interim or annual period beginning after June 15, 2005, however, in April 2005, an amendment was issued to delay the mandatory effective date to the first fiscal year that begins after June 15, 2005. We adopted the new pronouncement effective fiscal 2004.

RESULTS OF OPERATIONS

Comparison of Six Months Ended June 30, 2006 and June 30, 2005

Revenue.Our revenue represents our compensation for services provided or product sold. Revenue for the six months ended June 30, 2006 was $1.10 million, compared to $0.43 million for the six months ended June 30, 2005. After reviewing the status of certain projects underway at June 30, 2006, we expect revenue to continue to increase significantly during the remainder of fiscal 2006 as compared to fiscal 2005.

Back to Contents

	Revenue for the six months ended June 30 (in millions)

By type of service	2006	% of total	2005	% of total

Product sales	$0.08	8%	$nil	0%
Event marketing sales	1.02	92%	0.43	100%

	$1.10	100%	$0.43	100%

By customer location	2006	% of total	2005	% of total

Canada	$0.13	12%	$0.18	43%
United States	0.97	88%	0.25	57%
	$1.10	100%	$0.43	100%

Operating Expenses.Salaries and benefits, general and administrative expenses, and occupancy costs represent our operating expenses. Salaries and benefits expenses include salaries, employee benefits, incentive compensation, contract labor and other payroll related costs, which are expensed as incurred. General and administrative costs include business development, office costs, technology, professional services. Occupancy costs represent the costs of leasing and maintaining company premises.

Operating expenses increased to $2.52 million for the six months ended June 30, 2006 from $1.60 million for the six months ended June 30, 2005. Changes in operating expenses are as follow:

Salaries expense for the six months ended June 30, 2006 was $1.77 million, compared to $0.35 million for the six months ended June 30, 2005. Included in salaries expense in the six months ended June 30, 2006, was stock based compensation of $0.96 million, compared to $nil in the six months ended June 30, 2005. The salaries expense to revenue ratio for the six months ended June 30, 2006 was 161.6%. As a result of expected increased sales in the remainder of fiscal 2006, we expect salaries expense to revenue ratio for fiscal 2006 to decrease from this level over the remainder of the year.

General and administrative costs decreased to $0.63 million for the six months ended June 30, 2006, from $1.23 million for the six months ended June 30, 2005. The general and administrative cost to revenue ratio was 57.3% for the six months ended June 30, 2006. We expect general and administrative costs to revenue ratio for fiscal 2006 to decrease from this level over the remainder of fiscal 2006.

Occupancy costs increased to $0.13 million for the six months ended June 30, 2006, from less than $0.03 million for the six months ended June 30, 2005. The occupancy cost to revenue ratio was 11.5% for the six months ended June 30, 2006. We expect occupancy to revenue ratio to decrease over the remainder of fiscal 2006.

Depreciation expense.Depreciation expense for the six months ended June 30, 2006 and 2005 was $0.01 million. We expect this amount to increase in fiscal 2006 as additional assets are purchased to support the further growth of the business.

Net loss We had a net loss of $2.26 million for the six months ended June 30, 2006, compared to a net loss of $1.93 million for the six months ended June 30, 2005. Included in the loss for fiscal 2006 was a $0.28 million write-off of inventory. Included in the loss for fiscal 2005 was a $0.75 million write-off of the intangible assets of the business.

Back to Contents

Comparison Of Three Months Ended June 30, 2006, To Three Months Ended June 30, 2005

Revenue. Our revenue for the three months ended June 30, 2006 was $0.59 million, compared to $0.41 million for the three months ended June 30, 2005.

Operating Expenses. Our operating expenses increased to $1.48 million for the three months ended June 30, 2006 from $0.58 million for the three months ended June 30, 2005. Changes in operating expenses are as follow:

General and administrative costs decreased to $0.33 million for the three months ended June 30, 2006, from $0.36 million for the three months ended June 30, 2005. The general and administrative cost to revenue ratio was 55.2% for the three months ended June 30, 2006.

Occupancy costs increased to $0.05 million for the three months ended June 30, 2006, from $0.02 million for the three months ended June 30, 2005. The occupancy cost to revenue ratio was 9.2% for the three months ended June 30, 2006.

Net loss We had a net loss of $1.59 million for the three months ended June 30, 2006, compared to a net loss of $0.17 million for the three months ended June 30, 2005. Included in the loss for fiscal 2006 was a $0.28 million write-off of inventory.

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

Liquidity and Capital Resources

We continue to experience negative cash flow from operating activities as we have been in growth mode.   As of June 30, 2006, we had working capital balance of $0.22 million and a cash balance of approximately $0.00 million, compared to working capital of $0.07 million and a cash balance of $0.09 million at December 31, 2005.

Back to Contents

Net cash used in operating activities was $0.96 million during the six months ended June 30, 2006 compared to $1.09 million during the six months ended June 30, 2005.

Net cash provided by financing activities was $0.90 million during the six months ended June 30, 2006, compared to $0.81 million during the six months ended June 30, 2005. We raised $0.90 million from the issue of demand loans during the six months ended June 30, 2006, and $0.81 million from issuing common shares during the six months ended June 30, 2005.

Net cash used in investing activities was less than $0.01 million during the six months ended June 30, 2006, compared to $0.20 million during the six months ended June 30, 2005.

We do not currently maintain a line of credit or term loan with any commercial bank, but have secured a credit facility with a non-bank financial institution to a maximum of $3 million, and have drawn on this facility during the quarter to meet cash requirements. To date, our capital needs have been principally met through the receipt of proceeds from sales of our equity and debt securities. In the event that cash balances increase to be in excess of our current operating requirements, we will invest any excess in interest-bearing, investment-grade securities. In the event that we decide to act upon certain business opportunities that are currently being investigated, we may incur material capital expenditures during the next twelve (12) monthswhich would be financed by private placement sales of our equity securities as discussed below.

Based on our current cash position and assuming currently planned cash receipts, expenditures and level of operations, we believe we will have to raise additional funds to support for operations for the next twelve months. In that regard, we may seek to raise up to $5,000,000 through the sale of our equity securities in a private placement transaction which we would anticipate completing during the third quarter of 2006. As of the date of this report, we have not completed the offering and there can be no assurance that we will be able to complete the offering on terms acceptable to us, if at all. We believe that sales will continue to ramp up and to contribute cash in fiscal 2006 and 2007. We have flexibility to adjust the level of research and development and selling and administrative expenses based on the availability of resources. However, reductions in expenditures could delay development and adversely affect our ability to generate future revenues.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons.

Back to Contents

Item 3.	Controls and Procedures

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out by us under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) that such information is accumulated and communicated to our management, including our CEO and CFO, in order to allow timely decisions regarding required disclosure.

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

There were no changes in internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors.

Our management monitors, understands and manages the risks associated with its business transactions and the general economic environment in which it operates. Risks reflect uncertainty regarding potential outcomes from changes in political, economic and capital market conditions. An investment in our company involves a high degree of risk. In addition to the other information included in this report, you should carefully consider the following risk factors in evaluating an investment in our company. You should consider these matters in conjunction with the other information included or incorporated by reference in this report. Our results of operations or financial condition could be seriously harmed, and the trading price of our common stock may decline due to any of these or other risks. Neutron is subject to these risks and uncertainties and actively manages them as follows:

General economic conditions The marketing and communication industry is cyclical and as a result it is subject to downturns in general economic conditions and changes in client business and marketing budgets. A significant portion of our business is with large multinational businesses, including large packaged goods companies and large food retailers who are less impacted by downturns in the economy. In an effort to offer our clients services on an international scale, and to manage our exposure to broad economic conditions, Neutron has diversified geographically, operating across North America.

Business partners concentration We receive a significant portion of our revenues as a result of its relationship with a limited number of large business partners. The loss of any such partners could adversely impact our prospects, business, financial condition and results of operations. For the six months ended June 30, 2006, our top three business partners accounted for 19% of our consolidated revenue. We expect reliance on a limited number of its business partners to continue into the future.

Back to Contents

Interest rate risk Our debt under our lending facilities is described in Note 8 and Note 5 to the Financial Statements. We anticipate further borrowings in the future. At June 30, 2006, we had minimal exposure to changes in the interest rate.

Foreign currency risk We are subject to currency risk through our activities in Canada. Unfavourable changes in the exchange rate may adversely affect our operating results. We do not currently use derivative instruments or foreign currency contracts to reduce our exposure to foreign currency risk, although the use of these instruments is currently being considered.

Key personnel Our success depends in part upon our ability to hire and retain key senior management and skilled technical, client service and creative personnel able to create and maintain solid relationships with clients. An inability to hire or retain qualified personnel could have a material adverse effect on us. To reduce the risk of losing valued employees, we strive to maintain a positive work environment that values the contributions of its employees.

Credit risk We manage our credit risk with respect to accounts receivable by dealing primarily with large creditworthy customers and by billing whenever possible in advance of rendering services or making commitments. Management believes that we are not subject to significant concentration of credit risk. As at June 30, 2006, we had one customer, who represented 6.5% of accounts receivable.

Future acquisitions We have grown in the past through strategic asset acquisitions and regularly reviews other potential acquisitions of businesses that are complementary to its businesses. As part of the review, we conduct business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in any particular transaction. Despite the Company’s efforts, it may be unsuccessful in ascertaining or evaluating all such risks. As a result, it might not realize the intended advantages of any given acquisition and may not identify all of the risks relating to the acquisition.

Business losses We have a history of net losses. We expect to continue to incur net losses and we may not achieve or maintain profitability.

We have incurred significant operating losses and anticipate continued losses in fiscal 2006. At June 30, 2006, we had an accumulated deficit of $30.26 million (December 31, 2005 – deficit of $27.99 million). We need to generate additional sales and net income in order to be sustainable in future periods. Failure to achieve profitability, or maintain profitability if achieved, will cause our stock price to decline.

Financing requirements Our current plans indicate that depending on sales, we may need additional capital to support our growth.  We may generate a portion of these funds from operations.

Back to Contents

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

Dilution of common shares. We are authorized to issue up to 200,000,000 shares of common stock in one or more series. Our Board of Directors may determine the terms of future common stock offerings without further action by our stockholders. If we issue additional common stock, it could affect your rights or reduce the value of your common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions.

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

Our products have never been produced in quantity, and we may incur significant and unpredictable warranty costs as these products are mass produced. None of our products have been produced in sufficient quantities to be considered mass produced. Our technologies are substantially different from proven, mass produced designs. We may incur substantial and unpredictable warranty costs from post-production product or component failures. We generally warrant our products to be free from defects in materials and workmanship for a period up to one year from the date of purchase, depending on the product.

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

Back to Contents

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

Back to Contents

International exposure Our international operations are subject to a number of risks inherent in operating in different countries. These include, but are not limited to risks regarding restrictions on repatriation of earnings and changes in the political or economic conditions of a specific country or region, particularly in emerging markets. The occurrence of any of these events or conditions could adversely affect our ability to increase or maintain its operations in various countries.

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

Back to Contents

Regulatory compliance. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management will be required by the end of fiscal 2006 to perform an evaluation of our internal controls over financial reporting and have our independent auditor attest to that evaluation. Compliance with these requirements is expected to be expensive and time consuming. If we fail to timely complete this evaluation, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In designing and evaluating our internal controls over financial reporting, we recognize that any internal control or procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. No system of internal controls can be designed to provide absolute assurance of effectiveness and any material failure of internal controls over financial reporting could materially impact our reported financial results and the market price of our stock could significantly decline. In addition, adverse publicity related to a material failure of internal controls over financial reporting would have a negative impact on our reputation and business. . A recent release from the SEC has indicated that an additional year may be granted to demonstrate compliance.

Item 5.	Other Information.

The information set forth below is included herewith for the purpose of providing the disclosure required under “Item 2.01-Completion of Acquisition or Disposition of Assets” of Form 8-K.

On August 15, 2006, we agreed to sell all of the assets related to our digital signage business to Michael Singh pursuant to an Asset Purchase Agreement (the “Agreement”) by and between Digital Signage Broadcast Network, Inc., our wholly owned subsidiary (“DSBN”), and Mr. Singh for cash consideration of $725,000. An additional amount of $87,500 may be received by the Company which will then remit that amount directly to the EL Light Co. The assets to be sold (the “Purchased Assets”) consist of (i) all LED signs, (ii) all inventory related to the digital signage business, (iii) a $450,000 principal amount convertible note of EL Light Co. dated November 28, 2005; (iv) all of DSBN’s right, title and interest in and to an exclusive distribution agreement with EL Light Co. dated September 12, 2005 and a joint venture agreement with Creata (HK) Limited dated June 1, 2005; and (v) certain trade names used in connection with the digital signage business. We have the option to repurchase 20% of the inventory and related assets for $162,500 at any time during the next three years.

The Agreement provides for the payment of a royalty to DSBN on all sales of products or services derived from or pertaining to any of the Purchased Assets for a period of eight years. Royalties accrue at the initial rates of 3% of sales to resellers or distributors and 5% of sales to all other purchasers, which decrease to 2.4% and 4%, respectively, during years three and four, and to 1.8% and 3.8%, respectively, in years five through eight. Until the earlier of four years from the closing of the Agreement and the date Mr. Singh repays the loan used to finance the purchase of the assets (the “Accrual Period”), the foregoing royalties will accrue without interest and be payable in four equal annual installments after the Accrual Period. All royalties generated after the Accrual Period are due and payable on a semi- annual basis.

Back to Contents

Mr. Singh will execute non competition agreement which prohibits Mr. Singh from engaging in a business that is competitive with DSBN during the two and one-half year period following the closing. During the non compete period, we have a right of first refusal in connection with any LED media or EBN opportunity generated by Mr. Singh. In the event that we exercise our right of first refusal, we have agreed to provide a reasonable payment to Mr. Singh. Mr. Singh also agreed to cause the warrant to purchase 3,000,000 shares of common stock we issued to Creata on August 1, 2005 to be cancelled on or before August 31, 2006.

Mr. Singh served as the Director of Global Sales and Marketing of DSBN since December 15, 2004 when we purchased the digital signage business from him and is the beneficial owner of more than 5% of our common stock. In connection with the closing, the employment agreement between Mr. Singh and DSBN will be terminated and Mr. Singh will execute a general release in favor of the Company and DSBN. We also agreed to sublease a portion of our office in Mississauga, Ontario to Mr. Singh in consideration of monthly lease payment in the amount of $3,000, subject to adjustment, which is terminable on ninety (90) days written notice.

Item 6.	Exhibits.

The following exhibits are included herein:

Exhibit No.	Exhibit

10.1	Amended 2005 Stock Plan (incorporated by reference to Exhibit B to the registrant’s Definitive Proxy Statement filed with the SEC June 30, 2006)

10.2	Employment Agreement dated as of June 26, 2006 between the registrant and Rory Olson (incorporated by reference to Exhibit 10.2 to the registrants Registration Statement on form S-8 (File No. 333-136650) filed with the SEC August 15, 2006)

10.3	Option Agreement dated June 26, 2006 between the registrant and Rory Olson (incorporated by reference to Exhibit 10.3 to the registrants Registration Statement on form S-8 (File No. 333-136650) filed with the SEC August 15, 2006)

10.4	Option Agreement dated July 1, 2006 between the registrant and Mitchell Rosen (incorporated by reference to Exhibit 10.4 to the registrants Registration Statement on form S-8 (File No. 333-136650) filed with the SEC August 15, 2006)

10.5	Option Agreement dated July 1, 2006 between the registrant and Mark Wolinsky
(incorporated by reference to Exhibit 10.5 to the registrants Registration Statement on form S-8 (File No. 333-136650) filed with the SEC August 15, 2006)

Back to Contents

10.6	Option Agreement dated May 11, 2006 between the registrant and Andrew Gertler (incorporated by reference to Exhibit 10.6 to the registrants Registration Statement on form S-8 (File No. 333-136650) filed with the SEC August 15, 2006)

10.7	Employment Agreement dated July 1, 2006 between the registrant and Mitchell Rosen

10.8	Employment Agreement dated July 1, 2006 between the registrant and Mark Wolinsky

31.1	Certification of Chief Executive Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUTRON ENTERPRISES, INC.

Date: August [____], 2006	/s/

Rory Olson Chief Executive Officer

Date: August [____], 2006	/s/

Ciaran Griffin Chief Financial Officer (Principal Financial and Accounting Officer)

Back to Contents

EXHIBIT INDEX

Exhibit No.	Exhibit

10.7	Employment Agreement dated July 1, 2006 between the registrant and Mitchell Rosen

10.8	Employment Agreement dated July 1, 2006 between the registrant and Mark Wolinsky

31.1	Certification of Chief Executive Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended