Form 10-Q
period 2006-09-30
NEUTRON ENTERPRISES INC
filed 2006-11-20
CIK 1135140

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: SEPTEMBER 30, 2006

           [  ]     Transition report pursuant to section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                  For the transition period from _____ to _____

                        Commission file number: 000-52154

                            NEUTRON ENTERPRISES, INC.
                            -------------------------
             (Exact name of Registrant as Specified in Its charter)

              NEVADA                                    98-0338100
              ------                                    ----------
     (State of Incorporation)               (IRS Employer Identification No.)

                        450 MATHESON BLVD. EAST, UNIT 67,
                      MISSISSAUGA, ONTARIO L4Z 1R5, CANADA
                      ------------------------------------
                    (Address of Principal Executive Offices)

                                 (905) 238-0059
              (Registrant's Telephone Number, Including Area Code)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in rule 12b-2 of the Exchange Act

Large Accelerated Filer [   ]            Accelerated Filer [   ]
 Non-Accelerated Filer  [ X ]

         Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

         As of November 14, 2006, there were 46,830,000 shares issued and outstanding of the issuer's common stock.

                                TABLE OF CONTENTS

                            NEUTRON ENTERPRISES, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2006


                         PART I - FINANCIAL INFORMATION


                                                                            Page
                                                                            ----
Item 1: Financial Statements (Unaudited)                                      1

Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operation                                             29

Item 3: Controls and Procedures                                              38


                           PART II - OTHER INFORMATION

Item 1A. Risk Factors                                                        38

Item 4:  Submission of Matters to a Vote of Security Holders                 44

Item 5:  Other Information                                                   47

Item 6:  Exhibits                                                            48

Signatures

================================================================================


                           NEUTRON ENTERPRISES, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                      (Expressed in United States dollars)

                                    UNAUDITED

                               SEPTEMBER 30, 2006


================================================================================


                                                                        CONTENTS
--------------------------------------------------------------------------------

INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

    Interim Consolidated Balance Sheets                                       2

    Interim Consolidated Statements of Operations - 9 months                  3

    Interim Consolidated Statements of Operations - 3 months                  4

    Interim Consolidated Statements of Stockholders Equity (Deficiency)       5

    Interim Consolidated Statements of Cash Flows - 9 months              6 - 7

    Interim Consolidated Statements of Cash Flows - 3 months              8 - 9

    Notes to Interim Unaudited Consolidated Financial Statements        10 - 28

-------------------------------------------------------------------------------
                                                      NEUTRON ENTERPRISES, INC.
                                            INTERIM CONSOLIDATED BALANCE SHEETS
                                             EXPRESSED IN UNITED STATES DOLLARS
                                                         PREPARED BY MANAGEMENT


                                                                                 SEPTEMBER 30          DECEMBER 31
AS AT:                                                                                   2006                 2005
                                                                                    UNAUDITED              AUDITED
-------------------------------------------------------------------------------------------------------------------

ASSETS


CURRENT
     Cash and cash equivalents                                               $        247,314    $        94,007
     Accounts receivable (Note 3)                                                     510,795            276,422
     Inventory (Note 5)                                                                20,089            507,630
     Prepaid stock compensation                                                       800,000                  -
     Prepaid expenses                                                                  27,015             63,130
                                                                             -----------------------------------
                                                                                    1,605,213            941,189

Loans receivable (Note 4)                                                                   -            455,030
Property and equipment (Notes 6 and 12)                                                87,528             96,269
                                                                             -----------------------------------

                                                                             $      1,692,741    $     1,492,488
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT
     Accounts payable                                                        $         73,695    $        97,205
     Accrued liabilities                                                              124,444            238,379
     Deferred revenue                                                                 348,744            241,070
     Due to related parties (Note 7)                                                   93,727             93,727
     Loans payable (Note 8)                                                         1,257,906            199,138
                                                                             -----------------------------------
                                                                                    1,898,516            869,519
                                                                             -----------------------------------



STOCKHOLDERS' EQUITY (DEFICIENCY)
     Capital stock (Note 9)                                                            46,230             45,680
     Capital in excess of par value                                                33,503,430         28,544,268
     Deficit                                                                      (33,751,785)       (27,994,275)
     Accumulated other comprehensive income                                            (3,650)            27,296
                                                                             -----------------------------------
                                                                                     (205,775)           622,969
                                                                             -----------------------------------

                                                                             $      1,692,741    $     1,492,488
-------------------------------------------------------------------------------------------------------------------

    The accompanying notes are an integral part of these financial statements

------------------------------------------------------------------------------
                                                     NEUTRON ENTERPRISES, INC.
                                 INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                            EXPRESSED IN UNITED STATES DOLLARS
                                            UNAUDITED - PREPARED BY MANAGEMENT


FOR THE NINE MONTHS ENDED SEPTEMBER 30                           2006                2005
-----------------------------------------------------------------------------------------------

REVENUE  (Note 12)                                   $      1,535,800     $       766,664
                                                     ------------------------------------------


COST OF GOODS SOLD                                            766,526             429,973
                                                    -------------------------------------------
                                                              769,274             336,691


OPERATING EXPENSES:
     Salaries and benefits (Note 9)                         5,219,286           1,277,360
     General and administrative  (Note 9)                     815,341           1,301,400
     Foreign exchange                                           1,897                   -
     Occupancy costs                                          171,701              86,135
                                                    -------------------------------------
                                                            6,208,225           2,664,895

Depreciation                                                   16,097               8,929
Write-off intangible assets (Note 9)                                -             745,000
Write-off inventory (Note 5)                                  282,220                   -
Gain on sale of assets  (Note 14)                             (15,312)                  -
Interest  expense                                              35,554               5,638
                                                    -------------------------------------
                                                            6,526,784           3,424,462



NET LOSS FOR THE PERIOD                             $      (5,757,510)    $    (3,087,771)
-----------------------------------------------------------------------------------------------




NET EARNINGS (LOSS)
     Basic                                          $          (0.13)     $        (0.07)
     Diluted                                        $          (0.13)     $        (0.07)
-----------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                      45,774,505          45,189,890
-----------------------------------------------------------------------------------------------

    The accompanying notes are an integral part of these financial statements

-------------------------------------------------------------------------------
                                                      NEUTRON ENTERPRISES, INC.
                                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                             EXPRESSED IN UNITED STATES DOLLARS
                                             UNAUDITED - PREPARED BY MANAGEMENT


FOR THE THREE MONTHS ENDED SEPTEMBER 30                          2006                2005
--------------------------------------------------------------------------------------------

REVENUE (NOTE 12)                                    $        439,388     $       339,005
                                                     ---------------------------------------


COST OF GOODS SOLD                                            229,187             429,973
                                                    ----------------------------------------
                                                              210,201             (90,968)


OPERATING EXPENSES:
     Salaries and benefits (Note 9)                         3,446,989             931,626
     General and administrative  (Note 9)                     187,000              73,719
     Foreign exchange                                           9,427                   -
     Occupancy costs                                           45,538              58,808
                                                    -------------------------------------
                                                            3,688,954           1,064,153

Depreciation                                                    5,421                 987
Write-off inventory (Note 5)                                    1,146                   -
Gain on sale of assets  (Note 14)                             (15,312)                  -
Interest expense                                               22,774               2,000
                                                    -------------------------------------
                                                            3,702,983           1,067,140



NET LOSS FOR THE PERIOD                             $      (3,492,782)    $    (1,158,108)
--------------------------------------------------------------------------------------------

NET EARNINGS (LOSS)
     Basic                                          $          (0.08)     $        (0.03)
     Diluted                                        $          (0.08)     $        (0.03)
--------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                      45,925,652          45,680,000
--------------------------------------------------------------------------------------------

    The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------------------
                                                       NEUTRON ENTERPRISES, INC.
            INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                              EXPRESSED IN UNITED STATES DOLLARS
                                              UNAUDITED - PREPARED BY MANAGEMENT


-------------------------------------------------------------------------------------------------------------------------------
                                           COMMON STOCK
                                     -------------------------     CAPITAL IN                      ACCUMULATED
                                                                    EXCESS OF      ACCUMULATED    COMPREHENSIVE
                                      SHARES         AMOUNT        PAR VALUE         DEFICIT       GAIN (LOSS)          TOTAL
                                     ----------      ---------    ------------    -------------     -----------      ---------
 Inception, December 28, 2000                 -        $     -        $      -        $       -      $        -       $     -
   Stock issued for cash              1,000,000          1,000               -                -               -         1,000
 Development stage net loss                   -              -               -           (1,435)              -        (1,435)
                                     ----------      ---------    ------------    -------------     -----------      ---------
 Balances, December 31, 2000          1,000,000          1,000               -           (1,435)              -          (435)
   Development stage net loss                 -              -               -          (33,798)              -       (33,798)
                                     ----------      ---------    ------------    -------------     -----------      ---------
 Balances, December 31, 2001          1,000,000          1,000               -          (35,233)              -       (34,233)
   Stock issued for cash             30,500,000         30,500          14,700                -               -        45,200
   Development stage net loss                 -              -               -          (32,419)              -       (32,419)
                                     ----------      ---------    ------------    -------------     -----------      ---------
 Balances, December 31, 2002         31,500,000         31,500          14,700          (67,652)              -       (21,452)

   Development stage net loss                 -              -               -          (55,776)              -       (55,776)
                                     ----------      ---------    ------------    -------------     -----------      ---------
 Balances, December 31, 2003         31,500,000         31,500          14,700         (123,428)              -       (77,228)

   Stock issued for services          1,080,000          1,080       1,435,320                -               -     1,436,400
   Stock issued for assets            9,500,000          9,500      21,840,500                -               -    21,850,000
   Development stage net loss                 -              -               -      (23,479,549)              -   (23,479,549)
                                     ----------      ---------    ------------    -------------     -----------      ---------
 Balances, December 31, 2004         42,080,000         42,080      23,290,520      (23,602,977)              -      (270,377)
   Stock issued for cash              3,000,000          3,000       2,847,000                -               -     2,850,000
   Stock issued for services            300,000            300         599,700                -               -       600,000
   Stock issued for assets              300,000            300         644,700                -               -       645,000
   Options issued for services                -              -         595,000                -               -       595,000
   Warrants issued for services               -              -         567,348                -               -       567,348
   Cumulative Translation adjustment          -              -               -                -          27,296        27,296
   Net loss                                   -              -               -       (4,391,298)              -    (4,391,298)
                                     ----------      ---------    ------------    -------------     -----------      ---------
 Balances, December 31, 2005         45,680,000      $  45,680    $ 28,544,268    $ (27,994,275)     $   27,296    $  622,969
                                     ==========      =========    ============    =============     ===========      =========
   Options issued for services                -              -        3,630,835               -               -     3,630,835
                                     ----------      ---------    ------------    -------------     -----------     ---------
   Stock issued for services             50,000             50         128,827                                        128,877
                                     ----------      ---------    ------------    -------------     -----------     ---------
   Stock issued for salary              500,000            500       1,199,500                                      1,200,000
                                     ----------      ---------    ------------    -------------     -----------     ---------
   Cumulative Translation
    adjustment                                -              -              -                 -         (30,946)      (30,946)
                                     ----------      ---------    ------------    -------------     -----------     ---------
   Net loss                                  -              -               -        (5,757,510)              -    (5,757,510)
                                     ----------      ---------    ------------    -------------     -----------     ---------

 Balances, September 30, 2006        46,230,000      $  46,230    $ 33,503,430    $ (33,751,785)    $    (3,650)    $(205,775)
                                     ==========      =========    ============    =============     ===========     =========

    The accompanying notes are an integral part of these financial statements

-------------------------------------------------------------------------------
                                                      NEUTRON ENTERPRISES, INC.
                                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             EXPRESSED IN UNITED STATES DOLLARS
                                             UNAUDITED - PREPARED BY MANAGEMENT


For the nine months ended September 30                           2006                 2005
-------------------------------------------------------------------------------------------

Cash flows from operating activities:

     Net loss from operations                       $      (5,757,510)   $     (3,087,771)

     Items not involving cash:
         Depreciation                                          16,097               8,929
         Stock issued for services received                   128,877             600,000
         Stock based compensation                           4,030,835             595,000
         Warrants issued for services received                      -                   -
         Interest accrued on loans                             46,076                   -
         Write-down of intangible assets                            -             745,000
         Write-down of inventory                              282,220                   -

     Net change in non-cash working capital balances:
         Accounts receivable                                 (234,373)           (341,292)
         Inventory                                            205,321            (136,170)
         Prepaid expenses                                    (763,885)            (57,693)
         Prepaid stock compensation                           800,000                   -
         Accounts payable                                     (23,510)             55,193
         Accrued liabilities                                 (113,935)            (94,924)
         Deferred revenue                                     107,674             180,810
         Other                                                  2,843                   -
                                                    -------------------------------------
     Net cash used in operating activities                 (1,273,270)         (1,532,918)
                                                    -------------------------------------

Cash flows from financing activities:
         Due to related parties                                    -               (3,588)
         Share subscriptions received in advance                   -           (2,042,500)
         Borrowings under credit facility                   1,010,000                   -
         Proceeds from sale of common stock                         -           2,850,000
                                                    -------------------------------------
     Net cash provided by
       financing activities                                 1,010,000             803,912
                                                    -------------------------------------

Cash flows from investing activities:
     Purchase of property and equipment                        (7,507)           (106,613)
     Acquisition of intangible assets                               -            (100,000)
     Long term loan receivable                                455,030            (300,000)
                                                    --------------------------------------
     Net cash provided by (used in)
      investing activities                                    447,523            (506,613)
                                                    --------------------------------------

Effect of exchange rate changes on
 cash and cash equivalents                                    (30,946)            123,511
                                                     ------------------------------------

Net increase (decrease) in cash                               153,307          (1,112,108)

Cash, beginning of period                                      94,007           1,438,824
                                                    -------------------------------------

Cash, end of period                                 $         247,314      $      326,716


    The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------------------
                                                       Neutron Enterprises, Inc.
                                   Interim Consolidated Statements of Cash Flows
                                              Expressed in United States dollars
                                              Unaudited - Prepared by Management

For the nine months ended September 30                           2006                 2005
------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                  $               -    $              -
     Taxes paid                                     $               -    $              -

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
     Shares issued for assets received              $               -    $        645,000
     Shares issued for services received            $         128,877    $        600,000
     Stock based compensation                       $       4,030,835    $        595,000





    The accompanying notes are an integral part of these financial statements

-------------------------------------------------------------------------------
                                                      NEUTRON ENTERPRISES, INC.
                                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             EXPRESSED IN UNITED STATES DOLLARS
                                             UNAUDITED - PREPARED BY MANAGEMENT


FOR THE THREE MONTHS ENDED SEPTEMBER 30                          2006                 2005
------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss from operations                       $      (3,492,782)   $     (1,158,108)

     Items not involving cash:
         Depreciation                                           5,421                 987
         Shares issued for services received                   28,877                   -
         Stock based compensation                           3,072,444             595,000
         Warrants issued for services received                      -                   -
         Interest accrued on loans                             35,392                   -
         Write-down of intangible assets                            -                   -
         Write-down of inventory                                1,146                   -

     Net change in non-cash working capital balances:
         Accounts receivable                                  (34,879)             66,808
         Inventory                                            222,739              (7,178)
         Prepaid expenses                                    (740,497)            (58,181)
         Prepaid stock compensation                           800,000                   -
         Accounts payable                                    (190,884)             42,948
         Accrued liabilities                                  (38,664)              2,000
         Deferred revenue                                      77,062              71,237
         Other                                                  2,843                   -
                                                    -------------------------------------
     Net cash used in operating activities                   (251,782)           (444,487)
                                                    -------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Due to related parties                                    -               (7,226)
         Share subscriptions received in advance                   -                    -
         Demand loan                                               -                    -
         Borrowings under credit facility                      47,643                   -
         Proceeds from sale of common stock                         -                   -
                                                    -------------------------------------
     Net cash provided by (used in)
       financing activities                                    47,643              (7,226)
                                                    --------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                             -              (5,153)
      Acquisition of intangible assets                              -                   -
     Long term loan receivable                                455,030            (300,000)
                                                    --------------------------------------
     Net cash provided by (used in)
      investing activities                                    455,030            (305,153)
                                                    --------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON
 CASH AND CASH EQUIVALENTS                                     (2,852)             92,972
                                                     ------------------------------------

NET  INCREASE (DECREASE) IN CASH                              248,039            (663,894)

CASH, BEGINNING OF PERIOD                                        (725)            990,610
                                                    -------------------------------------

CASH, END OF PERIOD                                 $         247,314      $      326,716


    The accompanying notes are an integral part of these financial statements

-------------------------------------------------------------------------------
                                                      NEUTRON ENTERPRISES, INC.
                                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             EXPRESSED IN UNITED STATES DOLLARS
                                             UNAUDITED - PREPARED BY MANAGEMENT

FOR THE THREE MONTHS ENDED SEPTEMBER 30                          2006                 2005
-------------------------------------------------------------------------------------------


SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                  $               -    $              -
     Taxes paid                                     $               -    $              -

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
     Shares issued for assets received              $               -    $              -
     Shares issued for services received            $          28,877    $              -
     Stock based compensation                       $       3,072,444    $        595,000





    The accompanying notes are an integral part of these financial statements

-------------------------------------------------------------------------------
                                                      NEUTRON ENTERPRISES, INC.
                             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                                    SEPTEMBER 30, 2006 AND 2005
                                           (UNAUDITED - PREPARED BY MANAGEMENT)
-------------------------------------------------------------------------------

1.     NATURE OF BUSINESS

       Neutron Enterprises, Inc. ("Neutron" or "the Company") is a Nevada corporation incorporated on December 28, 2000. It was based in Vancouver, British Columbia, Canada until February 2004, when the Company moved its office to Los Angeles, California, U.S.A. In February 2005, the Company opened offices in Mississauga, Ontario, Canada, and in June 2006 in Montreal, Quebec, Canada.

       Basis of Presentation

       (a) The consolidated unaudited interim financial statements, presented in United States dollars, have been prepared by management in accordance with generally accepted accounting principles in the United States.

       (b) Certain comparative figures have been reclassified to conform to the financial statement presentation adopted for 2006.

       (c) Management has made all adjustments needed to fairly present the financial results for these interim periods.

--------------------------------------------------------------------------------

2.     SIGNIFICANT ACCOUNTING POLICIES

       (a) Principles of consolidation

           The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Neutron Media Inc. (formerly Digital Signage Broadcast Network DSBN Inc, "Neutron Media"), and 4234260 Canada Inc. Intercompany balances and transactions are eliminated on consolidation.

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

-------------------------------------------------------------------------------
                                                      NEUTRON ENTERPRISES, INC.
                             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                                    SEPTEMBER 30, 2006 AND 2005
                                           (UNAUDITED - PREPARED BY MANAGEMENT)
-------------------------------------------------------------------------------

2.     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       (e) Property and equipment

       Capital assets are recorded at cost and are amortized (depreciated) over their estimated useful lives as follows:

           -----------------------------------------------------------------------------------------------------
           Asset                                        Basis                      Rate
           -----------------------------------------------------------------------------------------------------
           Computer equipment and software              Declining balance          30%
           Furniture and equipment                      Declining balance          20%
           Leasehold improvements                       Straight line              initial term of lease
                                                                                   + 1 option period
           -----------------------------------------------------------------------------------------------------

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

           Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price, long-term service or development contracts is recognized over the contract term based on the percentage of services that are provided during the period compared with the total estimated services to be provided over the entire contract. Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent. Payment terms vary by contract. Further, the balance sheet may reflect the following:

             (ii) deferred revenue representing fees billed and collected in advance of such fees being earned;

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

            All transactions initiated in Canadian dollars are translated into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:

             (i) Assets and liabilities at the rate of exchange in effect at the balance sheet date; and

             (ii) Revenue and expense items at the average rate of exchange prevailing during the period

             (iii)  Stockholders equity (deficiency) at historical values

-------------------------------------------------------------------------------
                                                      NEUTRON ENTERPRISES, INC.
                             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                                    SEPTEMBER 30, 2006 AND 2005
                                           (UNAUDITED - PREPARED BY MANAGEMENT)
-------------------------------------------------------------------------------


2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        (g) Foreign currency translation (continued)

            Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders' equity (deficiency) as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net income (loss) but are reported as a component of other comprehensive income (loss).

            The Company translates foreign currency transactions into the Company's functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

        (h) Comprehensive income

            The Company uses SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended September 30, 2006, the Company's only comprehensive income was foreign currency translation adjustments.


        (i) Fair value of financial instruments

            The carrying values of the Company's financial instruments, consisting of its cash and cash equivalents, accounts receivables, accounts payable, accrued liabilities, demand loan, long term debt, unearned revenue and amounts due to related parties, materially approximate their respective fair values at each balance sheet date due to the immediate or short-term maturity of these instruments


        (j) Income taxes

            The Company follows the Statement of Financial Accounting Standards Number 109 (SFAS 109), "Accounting for Income Taxes". Deferred income taxes reflect the net effect of:

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

-------------------------------------------------------------------------------
                                                      NEUTRON ENTERPRISES, INC.
                             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                                    SEPTEMBER 30, 2006 AND 2005
                                           (UNAUDITED - PREPARED BY MANAGEMENT)
-------------------------------------------------------------------------------

2.     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


       (k)  Stock-based compensation

            Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). Before January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complied with the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation". The Company adopted FAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

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

-------------------------------------------------------------------------------
                                                      NEUTRON ENTERPRISES, INC.
                             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                                    SEPTEMBER 30, 2006 AND 2005
                                           (UNAUDITED - PREPARED BY MANAGEMENT)
-------------------------------------------------------------------------------

2.      SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


        (o) Recently adopted accounting standards


            The following recent U.S. accounting pronouncements were or will be adopted, and either did not, or are not currently expected to have a material effect on the Company's financial statements:

            o   SFAS No. 142, Goodwill and Other Intangible Assets

            o   SFAS No. 143, Accounting for Asset Retirement Obligations

            o SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets

            o SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections

            o SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities

            o FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - and Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34

            o SFAS No. 147, Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9

            o SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123

            o FASB Interpretation No. 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51

            o SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities

            o SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

            o   Securities and Exchange Commission's Staff Accounting Bulletin
                (SAB) No. 104, Revenue Recognition

            o   SFAS No. 151, Inventory Costs - an Amendment of ARB No. 43

            o SFAS No. 123R, Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95

            o SFAS No. 153, Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29

            o   SFAS No. 154, Accounting Changes and Error Corrections

            o SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140

            o SFAS 156, Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140

            o   SFAS 157, Fair Value Measurements

            o SFAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans

-------------------------------------------------------------------------------
                                                      NEUTRON ENTERPRISES, INC.
                             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                                    SEPTEMBER 30, 2006 AND 2005
                                           (UNAUDITED - PREPARED BY MANAGEMENT)
-------------------------------------------------------------------------------


3.     ACCOUNTS RECEIVABLE

------------------------------------------------------------------------------------------------------------
                                                                             SEPTEMBER 30          December 31
                                                                                     2006                 2005
------------------------------------------------------------------------------------------------------------

       Trade receivables                                                  $       510,795      $       276,422

------------------------------------------------------------------------------------------------------------

   Accounts receivable is shown net of an allowance for doubtful accounts of $30,782 (Dec 31, 2005 - $30,782).


--------------------------------------------------------------------------------

4.     LOAN RECEIVABLE

------------------------------------------------------------------------------------------------------------
                                                                             SEPTEMBER 30          December 31
                                                                                     2006                 2005
------------------------------------------------------------------------------------------------------------

       Loan receivable                                                    $             -      $       455,030

------------------------------------------------------------------------------------------------------------

       In fiscal 2005, the Company provided financing of $450,000 to its sub-contract manufacturing partner located in Shanghai, China, for them to expand the Elumalite capacity. The loan was payable on demand and accrued interest at the rate of 4.5% per annum, compounded monthly. At December 31, 2005, management had designated the loan as long term as the intent, at that time, was to hold the receivable in excess of one year. As a result of the agreement of sale discussed in Note 14, we received the amount due on this note in September 2006.

--------------------------------------------------------------------------------


5.     INVENTORY WRITEDOWN

       As a result of the review of the value of the inventory on hand, and an examination of the details of the sales agreement discussed in Note 14, the Company determined that a writedown of its inventory as at June 30, 2006 in the amount of $282,220 was required.

-------------------------------------------------------------------------------
                                                      NEUTRON ENTERPRISES, INC.
                             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                                    SEPTEMBER 30, 2006 AND 2005
                                           (UNAUDITED - PREPARED BY MANAGEMENT)
-------------------------------------------------------------------------------

6.     PROPERTY AND EQUIPMENT

------------------------------------------------------------------------------------------------------------
                                                                              ACCUMULATED             NET BOOK
       SEPTEMBER 30, 2006                                        COST        DEPRECIATION                VALUE
------------------------------------------------------------------------------------------------------------

       Computer equipment and software               $         88,915     $        34,279      $        54,636
       Furniture and equipment                                 28,875               8,783               20,092
       Leasehold improvements                                  17,513               4,713               12,800
                                                     ----------------------------------------------------------
                                                     $        135,303     $        47,775      $        87,528
------------------------------------------------------------------------------------------------------------

                                                                              Accumulated             Net book
       December 31, 2005                                         Cost        depreciation                value
------------------------------------------------------------------------------------------------------------

       Computer equipment and software               $         84,580     $        24,704      $        59,876
       Furniture and equipment                                 27,714               5,328               22,386
       Leasehold improvements                                  16,700               2,693               14,007
                                                     ---------------------------------------------------------
                                                     $        128,994     $        32,725      $        96,269

------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------


7.     RELATED PARTY TRANSACTIONS

      Except as disclosed elsewhere in these financial statements, details are as follows:

      As of September 30, 2006, the Company is obligated to a former director and officer on an unsecured interest bearing promissory note in the amount of $68,727 (December 31, 2005 - $68,727) due on demand with interest calculated at a rate of 10% per annum (compounded annually). The Company has commenced discussion with the party to settle the amount due and does not expect to incur further interest charges.


      As of September 30, 2006, the Company is obligated to a shareholder in the amount of $25,000 (December 31, 2005 - $25,000). This loan is unsecured, non-interest bearing and due on demand.

      Related party transactions are recorded at the exchange amount, being the amount agreed to by the related parties.

-------------------------------------------------------------------------------
                                                      NEUTRON ENTERPRISES, INC.
                             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                                    SEPTEMBER 30, 2006 AND 2005
                                           (UNAUDITED - PREPARED BY MANAGEMENT)
-------------------------------------------------------------------------------


8.     LOANS PAYABLE

------------------------------------------------------------------------------------------------------------
                                                                             SEPTEMBER 30          December 31
                                                                                     2006                 2005
------------------------------------------------------------------------------------------------------------

       Loan payable, 2.5% per annum,
         payable on demand                                              $          14,744      $        14,744

       Loan payable, 5.0% per annum,
         payable on demand                                                        150,000              150,000

       Loan payable, 5.0% per annum,
         payable on demand                                                         50,000                    -

       Loan payable, 5.0% per annum,
         payable on demand                                                         35,788               34,394

       Loan payable, 8.0% per annum,
         three year term unless repaid by Company earlier                         960,000                    -


       Accrued interest of above loans                                             47,374                   -
---------------------------------------------------------------------------------------------------------------
                                                                          $     1,257,906      $       199,138
---------------------------------------------------------------------------------------------------------------

       In March 2006, the Company announced that it had negotiated a Secured Note facility, which permits drawings up to $3,000,000, in increments of up to $200,000 per month (unless consented to by the lender). The Secured Note accrues interest at 8% per annum, compounded annually, and is due the earlier of three years from the date the first funds are requested from the Lender and June 30, 2009. As part of the financing there was a commitment fee of $60,000. The funds will be used for the general working capital requirements of the Company. As discussed in Note 15, subsequent to the quarter end, $1,200,000 of the proceeds from a private placement financing was used to pay down the outstanding loan balance, and as a result, the Company has classified the loan as part of current liabilities at September 30, 2006.

--------------------------------------------------------------------------------


9.     CAPITAL STOCK

       a) Authorized : 200,000,000 common shares $0.001 par value (December 31, 2005 - 100,000,000)) and 10,000,000 preferred shares $0.001 par value
       (December 31, 2005 - nil).

       b) On August 25, 2006, the Company issued 500,000 shares of common stock to the CEO in consideration for services to be provided under the terms of his employment agreement with the Company. The Company determined the total value of these shares to be $1,200,000 based on the market price of the shares on the date of issuance. As at September 30, 2006, 166,666 shares had been released in accordance with the terms specified in the employment agreement.

-------------------------------------------------------------------------------
                                                      NEUTRON ENTERPRISES, INC.
                             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                                    SEPTEMBER 30, 2006 AND 2005
                                           (UNAUDITED - PREPARED BY MANAGEMENT)
-------------------------------------------------------------------------------


9.     CAPITAL STOCK (continued)


       c) On April 27, 2006, the Company issued 50,000 shares of its common stock in consideration for services provided. The Company determined the value of this stock to be $100,000 based on the market price of the stock on the date of issuance. An additional 12,501 shares of its common stock, with a value of $28,877 are required to be issued for services provided in the period ending September 30, 2006.

       d) On February 7, 2005, the Company issued 3,000,000 shares of its common stock in consideration for net proceeds of $2,850,000. In addition, on February 24, 2005, the Company issued 300,000 shares of its common stock in consideration for services received. The fair value of the services received for purposes of these financial statements was determined using the closing trading price of the Company's shares on February 24, being $2.00 per share, for a total of $600,000 which has been included in general and administrative expenses for fiscal 2005.

       e) On December 15, 2004, the Company through its wholly owned subsidiaries, Neutron Media Inc. and 4234260 Canada Inc., acquired certain assets from two unrelated companies. Under the terms of the assets purchase agreements, Neutron Media paid $407,068 in cash and issued 9,500,000 Class E exchangeable shares ("Exchangeable Shares") to the vendors. The Exchangeable Shares can be converted, at the option of the holders, to 9,500,000 shares of common stock of Neutron Enterprises, Inc. with no additional consideration given. The Exchangeable Shares have been valued at $2.30 per share, based on the closing price of the Company's common stock on December 15, 2004. The total consideration paid to acquire these assets was $22,257,068. Based on the fair values at the date of acquisition, the amounts of $595,808 and $5,874 were allocated to inventory and to property and equipment respectively, and the remaining balance of $21,655,386 was allocated to intangible assets. As of December 31, 2004, management re-valued the benefits of the intangible assets and determined a write down of the value to $Nil was required. The write down amount was charged to the Statements of Loss in 2004.

       On January 11, 2005, the Company through its wholly owned subsidiaries, Neutron Media and 4234260 Canada Inc., acquired certain assets from an unrelated company. Under the terms of the assets purchase agreements, Neutron Media paid $100,000 in cash and issued 500,000 Class E exchangeable shares ("Exchangeable Shares") to the vendors, of which 300,000 have been released and 200,000 shares are held in escrow. Each Exchangeable Share can be converted, at the option of the holder, into one share of the common stock of the Company with no additional consideration given. The Exchangeable Shares have been valued at $2.15 per share, based on the closing price of the Company's common stock on January 11, 2005. The total consideration paid to acquire these assets was $745,000 of which the Company allocated the entire purchase price to intangible assets. As of June 30, 2005, management re-valued the benefits of the intangible assets and determined a write down of the value to $Nil was required. The write down amount was charged to the Statements of Loss in 2005.

       A total of 200,000 Exchangeable Shares are held in escrow for two years following the completion of the asset acquisition. All or a portion of the Exchangeable Shares will be distributed to the vendor after the escrow period depending on the performance of the related business unit. Any remaining Exchangeable Shares will be returned to the Company.

-------------------------------------------------------------------------------
                                                      NEUTRON ENTERPRISES, INC.
                             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                                    SEPTEMBER 30, 2006 AND 2005
                                           (UNAUDITED - PREPARED BY MANAGEMENT)
-------------------------------------------------------------------------------

9.     CAPITAL STOCK (continued)


       Neutron Media has executed a Put and Call Agreement with each vendor relating to the Exchangeable Shares. Pursuant to the respective agreements, each vendor has the option, under certain circumstances including the insolvency of the corporation, to cause the corporation to repurchase its Exchangeable Shares in consideration of the delivery of shares of the common stock of the Company, on a one for one basis. The agreement also gives the Company and Neutron Media an overriding call right to purchase the Exchangeable Shares owned by each vendor should a vendor request that the corporation repurchase the Exchangeable Shares, whether pursuant to the Put and Call Agreement or pursuant to the articles of incorporation of the corporation. Consideration in the circumstance is the common shares of the Company.


       Accordingly, in these financial statements the Exchangeable Shares have been shown as equity.


       During the quarter ended September 30, 2006, 9,800,000 Exchangeable Shares have been exchanged for shares of common stock of the Company.


       f) On June 8, 2004, the Company issued 1,080,000 shares of common stock in consideration for services received. The fair value of the services received for purposes of these consolidated unaudited interim financial statements was determined using the closing trading price of the Company's shares on June 8, 2004, being $1.33 per share.


       g) On 28 August 2005, the Company issued warrants to Creata Promotions
       (USA), Inc, ("Creata") to purchase up to 3,000,000 shares of common stock exercisable at $1.00 per share and subject to vesting terms related to achievement of sales goals related to Creata's efforts on behalf of the Company. Warrants to purchase 250,000 shares have now vested as a result of the payment by Creata of 50% of the purchase price of the items referred to in the agreement.

------------------------------------------------------------------------------------------------------------
           VESTING TERMS OR STATUS OF WARRANTS GRANTED TO CREATA            # of warrants
------------------------------------------------------------------------------------------------------------

           Vested at September 30, 2006                                                                250,000
------------------------------------------------------------------------------------------------------------
           Not yet vested:
           Will vest upon payment from clients
           referred to the Company of:                   $  1,000,000                                  250,000
                                                         $  6,000,000                                  500,000
                                                         $ 16,000,000                                  500,000
                                                         $ 26,000,000                                  500,000
                                                         $ 38,500,000                                  500,000
                                                         $ 50,100,000                                  500,000

           Total warrants granted to Creata not yet vested at September 30, 2006                     2,750,000
------------------------------------------------------------------------------------------------------------



       The Company used the Black-Scholes Option Pricing Model to value the warrants that vested during the year.


       Of the 3,000,000 warrants granted to Creata, 250,000 vested during fiscal 2005. Fiscal 2005 expense for this item of $567,348 was calculated based on the assumptions detailed in Note 9(i). The expense has been included in general and administrative expenses in fiscal 2005.

-------------------------------------------------------------------------------
                                                      NEUTRON ENTERPRISES, INC.
                             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                                    SEPTEMBER 30, 2006 AND 2005
                                           (UNAUDITED - PREPARED BY MANAGEMENT)
-------------------------------------------------------------------------------

9.     CAPITAL STOCK (continued)

       (h) Cancellation of shares

           During fiscal 2005, the Company commenced litigation against a third party with respect to cancelling 1,000,000 shares of the common stock of the Company that had been issued to the third party as a result of the failure of the third party to provide the services for which the shares were issued. The Company believes that it has a valid basis to cancel the shares.

       (i) Stock option plan

           The Company has reserved 6,000,000 common shares under its stock option plan (the "Plan"). Under the Plan, the options are exercisable for one share of common stock and the exercise price of the option must equal at least 75% of the market price of the underlying share at the grant date. The options have vesting periods ranging from the date of grant up to five years. Once vested, options are exercisable at any time until expiry.

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

           During the three months ended March 31, 2006, the Company granted 450,000 stock options under the plan to its directors and officers with a strike price of $2.00 per share. The options will vest over 2 years, and expire in January and February 2011. Stock-based compensation for these options amounted to $585,773 for the nine months ended September 30, 2006 (nine months ended September 30, 2005
           - $Nil), and has been included in salaries and benefits expense in the period.

           During the three months ended June 30, 2006, the Company granted 4,500,000 stock options to its directors and officers. Of these options, 4,250,000 have a strike price of $2.00 per share and 250,000 have a strike price of $1.00 per share. The options vest over a period of up to 2 years, and expire in May and June 2011. Stock-based compensation for these options amounted to $1,939,528 for the nine months ended September 30, 2006 (nine months ended September 30, 2005
           - $Nil), and has been included in salaries and benefits expense in the period.

-------------------------------------------------------------------------------
                                                      NEUTRON ENTERPRISES, INC.
                             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                                    SEPTEMBER 30, 2006 AND 2005
                                           (UNAUDITED - PREPARED BY MANAGEMENT)
-------------------------------------------------------------------------------

9.     CAPITAL STOCK (continued)


           During the three months ended September 30, 2006, the Company granted 3,850,000 stock options to its directors and officers with strike prices as follows:

----------------- ---------------------
  Strike Price    Number of options
----------------- ---------------------
     $2.00             2,550,000
----------------- ---------------------
     $2.18              100,000
----------------- ---------------------
     $2.34              500,000
----------------- ---------------------
     $2.39              400,000
----------------- ---------------------
     $2.43              300,000
----------------- ---------------------

           The options will vest over 2 to 3 years, and expire in June, July and August 2011. Stock-based compensation for these options amounted to $1,105,533 for the nine months ended September 30, 2006 (nine months ended September 30, 2005 - $Nil), and has been included in salaries and benefits expense in the period


           Option pricing models require the input of highly subjective assumptions, particularly as to the expected price volatility of the stock. Changes in these assumptions can materially affect the fair value estimated, and therefore it is management's view that the existing models do not necessarily provide a single reliable measure of the fair value of the Company's stock option grants.

           No other value associated with the stock options was recognized in the accounts of the Company.

       (j) Stock option and warrant details

           The fair value of each option and warrant granted was estimated on the date of the grant using the Black-Scholes fair value option pricing model with the following assumptions:

------------------------------------------------------------------------------------------------------------
                                                                 2006                2005
------------------------------------------------------------------------------------------------------------
           Risk-free interest rate                      4.06 TO 5.22%               3.21%

           Volatility factor of the future expected
              market price of the Company's
              common shares                                       89%                147%
           Weighted average expected life
              o  options                                    5.0 YEARS           5.0 years
              o  warrants                                         N/A           3.3 years

           Expected dividends                                     N/A                 n/a
------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                                      NEUTRON ENTERPRISES, INC.
                             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                                    SEPTEMBER 30, 2006 AND 2005
                                           (UNAUDITED - PREPARED BY MANAGEMENT)
-------------------------------------------------------------------------------

9.     CAPITAL STOCK (continued)

            Details of the options are as follows:

------------------------------------------------------------------------------------------------------------
                                                                                                    Weighted
                                                                                                     average
                                                                                                    exercise
                                                                                   Number          price per
                                                                               of options              share
------------------------------------------------------------------------------------------------------------

           Options outstanding, December 31, 2004                                       -          $      -
           Options granted                                                        385,000              1.70
           Options exercised                                                            -                 -
           Options cancelled                                                            -                 -
------------------------------------------------------------------------------------------------------------

           Options outstanding, December 31, 2005                                 385,000          $   1.70
           Options granted                                                      8,800,000              2.04
           Options exercised                                                            -                 -
           Options cancelled                                                            -                 -
------------------------------------------------------------------------------------------------------------

           Options outstanding, September 30, 2006                              9,185,000          $   2.03

------------------------------------------------------------------------------------------------------------


           Options exercisable, December 31, 2004                                       -          $      -
------------------------------------------------------------------------------------------------------------

           Options exercisable, December 31, 2005                                 385,000          $   1.70
------------------------------------------------------------------------------------------------------------

           Options exercisable, September 30, 2006                                820,230          $   1.57
------------------------------------------------------------------------------------------------------------


           The options granted in 2005 expire in August, 2010, and the options that were granted in fiscal 2006, expire in 2011.

-------------------------------------------------------------------------------
                                                      NEUTRON ENTERPRISES, INC.
                             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                                    SEPTEMBER 30, 2006 AND 2005
                                           (UNAUDITED - PREPARED BY MANAGEMENT)
-------------------------------------------------------------------------------

10.    INCOME TAXES

           No net provision for refundable income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry forward has been recognized, as it is deemed not likely to be realized. The income tax expense analysis as at December 31, 2005 is presented in the table below:


   ----------------------------------- --------------------------- -------------------------- ------------------------
                                                 2005                       2004                      2003
   ----------------------------------- --------------------------- -------------------------- ------------------------
   Income tax expense (recovery) at
   statutory rates                      $  (1,493,041)     (34.0%)   $ (7,983,047)    (34.0%)    $(18,964)     (34.0%)

   Increase (decrease) in income
   taxes resulting from:

   Expenses (revenue) deducted
   (included) in the accounts that
   have no corresponding deduction
   (inclusion) for income taxes               395,198        9.0%       7,974,058      34.0%            -        0.0%

   Impact of different tax rate on
   earnings of foreign subsidiaries            (2,733)      (0.1%)              -       0.0%            -        0.0%

   Change in valuation allowance            1,118,868       25.5%           8,989       0.0%       18,964       34.0%
   ----------------------------------- --------------- ----------- --------------- ---------- ------------ -----------

   Other items                                (18,292)      (0.4%)              -       0.0%            -        0.0%
   ----------------------------------- --------------- ----------- --------------- ---------- ------------ -----------
                                        $           -        0.0%    $          -       0.0%     $      -        0.0%
   ----------------------------------- --------------- ----------- --------------- ---------- ------------ -----------

-------------------------------------------------------------------------------
                                                      NEUTRON ENTERPRISES, INC.
                             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                                    SEPTEMBER 30, 2006 AND 2005
                                           (UNAUDITED - PREPARED BY MANAGEMENT)
-------------------------------------------------------------------------------

10.    INCOME TAXES (continued)

           The tax effects of temporary differences that give rise to significant portions of the future tax assets and liabilities at December 31, 2005 and 2004 are presented below:

------------------------------------------------------------------------------------------------------------------
                                                                                     2005                 2004
------------------------------------------------------------------------------------------------------------------
       Future tax assets:
           Capital assets                                                  $       11,127        $           -
           Non-capital losses expiring by 2025                                  1,262,120              154,379

------------------------------------------------------------------------------------------------------------------
                                                                                1,273,247              154,379

       Less valuation allowance                                                 1,273,247              154,379
------------------------------------------------------------------------------------------------------------------

       Total net future tax assets                                                      -                    -

       Less current portion                                                             -                    -
------------------------------------------------------------------------------------------------------------------
                                                                           $            -        $           -
------------------------------------------------------------------------------------------------------------------


           At December 31, 2005, the Company has non-capital losses of $1,405,440, arising from its US operations, available to reduce future years' taxable income, and which expire as follows:

------------------------------------------------------------------------------------------------------------------
       2020                                                                                     $        1,435
       2021                                                                                             33,798
       2022                                                                                             32,419
       2023                                                                                             55,758
       2024                                                                                            330,646
       2025                                                                                            951,384
------------------------------------------------------------------------------------------------------------------
                                                                                                $    1,405,440
------------------------------------------------------------------------------------------------------------------

           As of December 31, 2005, the Company's Canadian subsidiaries have approximately $2,300,000 (2004 -$21,000) of non-capital losses, most of which expires in 2015, that can be used to reduce future taxable income.

           No provision has been made in the consolidated unaudited interim financial statements with respect to any potential future income tax assets which may be associated with any of these losses.

-------------------------------------------------------------------------------
                                                      NEUTRON ENTERPRISES, INC.
                             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                                    SEPTEMBER 30, 2006 AND 2005
                                           (UNAUDITED - PREPARED BY MANAGEMENT)
-------------------------------------------------------------------------------

11.    COMMITMENTS AND CONTINGENCIES

       (a) The Company, through its subsidiary, has entered into an operating lease agreement for office premises with minimum annual lease payments over the next five years and thereafter as follows as at September 30, 2006:

------------------------------------------------------------------------------------------------------------------
           2006                                                                                  $      13,478
           2007                                                                                         55,455
           2008                                                                                         57,140
           2009                                                                                         58,833
           2010                                                                                          4,915
           Thereafter                                                                                        -
------------------------------------------------------------------------------------------------------------------
                                                                                               $       189,821
------------------------------------------------------------------------------------------------------------------

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

       (c) The Company and its subsidiaries have entered into employment agreements with certain executives which require the following payments over the next five years and thereafter. At September 30, 2006, these amounts were as follows:

------------------------------------------------------------------------------------------------------------------
           2006                                                                                 $      153,216
           2007                                                                                        681,211
           2008                                                                                        567,705
           2009                                                                                        370,083
           2010                                                                                              -
           Thereafter                                                                                        -
------------------------------------------------------------------------------------------------------------------
                                                                                               $     1,772,215
------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                                      NEUTRON ENTERPRISES, INC.
                             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                                    SEPTEMBER 30, 2006 AND 2005
                                           (UNAUDITED - PREPARED BY MANAGEMENT)
-------------------------------------------------------------------------------

12.    SEGMENTED INFORMATION

           While the Company has subsidiaries in Canada and in the United States, it operates as an international business and has no distinct reportable business segments.

           The tables below set out the following information:

       (a) The Company's external revenue by geographic region based on the region in which the customer is located is as follows:

------------------------------------------------------------------------------------------------------------
                                                         SEPTEMBER 30        September 30
           9 months ended:                                       2006                2005
------------------------------------------------------------------------------------------------------------
           Revenue:
                Canada                               $        164,174     $       276,478
                United States                               1,371,626             490,186
------------------------------------------------------------------------------------------------------------

                                                     $      1,535,800     $       766,664
------------------------------------------------------------------------------------------------------------


       (b)  The Company's external revenue by type is as follows:

------------------------------------------------------------------------------------------------------------
                                                         SEPTEMBER 30        September 30
           9 months ended:                                       2006                2005
------------------------------------------------------------------------------------------------------------
           Revenue:
                Product sales                        $         60,981     $       257,666
                Event marketing                             1,474,819             508,998
------------------------------------------------------------------------------------------------------------

                                                     $      1,535,800     $       766,664
------------------------------------------------------------------------------------------------------------


       (c) In the nine months ended September 30, 2006, the Company had three customers, which represented 2.9%, 2.6% and 2.1% of revenue respectively.


       (d) The Company's identifiable assets for each geographic area in which it has operations are as follows:

----------------------------------------------------------------------------------------------------------------
                                                                             SEPTEMBER 30          December 31
                                                                                     2006                 2005
----------------------------------------------------------------------------------------------------------------
           Property and equipment
                Canada                                                    $        87,528      $        96,269

----------------------------------------------------------------------------------------------------------------

                                                                          $        87,528      $        96,269
----------------------------------------------------------------------------------------------------------------

           Inventory
                Canada                                                    $             -      $       435,950
                Taiwan                                                             20,089               71,680
----------------------------------------------------------------------------------------------------------------

                                                                          $        20,089      $       507,630
----------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                                      NEUTRON ENTERPRISES, INC.
                             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                                    SEPTEMBER 30, 2006 AND 2005
                                           (UNAUDITED - PREPARED BY MANAGEMENT)
-------------------------------------------------------------------------------

13.    FINANCIAL INSTRUMENTS

       a) The estimated fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced or liquidation sale. These estimates, although based on the relevant market information about the financial instrument, are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.


       b) Risk management activities:
           (i)  Currency risk:
                The Company is subject to currency risk through its activities in Canada. Changes in the exchange rate affect the operating results of the Company. The Company does not use derivative instruments to reduce its exposure to foreign currency risk. However, dependent on the nature, amount and timing of foreign currency receipts and payments, in the future, the Company may enter into foreign currency contracts to mitigate the associated risks. As at September 30, 2006 and December 31, 2005, there were no foreign currency contracts outstanding.

            (ii)Credit risk:
                The Company manages its credit risk with respect to accounts receivable by billing whenever possible in advance of rendering services. As at September 30, 2006, one customer represented 7.9% of accounts receivable.


-------------------------------------------------------------------------------


14.    GAIN ON SALE OF ASSETS

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

       The Company received a lump sum payment of $725,000 under this agreement, less legal fees of $19,000, which were applied as payment of the loan balance discussed above, with the balance applied against the inventory which was sold to the new company under the agreement.

       The Company does not expect a significant impact to its revenue or profitability as a result of this asset sale. Year to date product sales to September 30, 2006 were 4% of total sales. Under the terms of the agreement, the Company has the right to continue to participate in the signage business through any LED sales opportunities that are identified by the new company, and is entitled to receive royalties from other signage sales related to the assets that have been sold, for a period of eight years. As a result, the Company determined that the disposal of these assets did not result in discontinued operations under Statement 144.

15.    SUBSEQUENT EVENTS

       The Company is undertaking a private placement financing, under which it is authorized to raise up to $8,000,000 in equity financing from accredited investors. As at November 10, 2006, the Company had raised $1,200,000 through the sale of 600,000 units consisting of a total of 600,000 shares of common stock and warrants to purchase an additional 300,000 shares of common stock of the Company at a strike price of $2.50.

       The Company has used the proceeds of this financing to repay $1,200,000 of its outstanding loan payable.

                           FORWARD-LOOKING STATEMENTS

            The information contained in this report on Form 10-Q and in other public statements by the Company and Company officers or directors includes or may contain certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," or "believe" or the negative thereof or any variation thereon or similar terminology.

            Such forward-looking statements are made based on management's beliefs, as well as assumptions made by, and information currently available to, management pursuant to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Such statements are not guarantees of future performance or events and are subject to known and unknown risks and uncertainties that could cause the Company's actual results, events or financial positions to differ materially from those included within the forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the availability of capital resources, our ability to execute our business plan, our ability to attract and retain customers and qualified personnel, customer acceptance and satisfaction with our event marketing services and proposed stock market simulation contest, changes in applicable regulatory actions, changes in the securities or capital markets, statements of assumption underlying any of the foregoing, and other factors disclosed under the caption "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-KSB filed with the United States Securities and Exchange Commission and in Item 1A of Part II of this report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to disclose any revision to these forward-looking statements to reflect events or circumstances after the date made.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         Unless otherwise indicated or the context otherwise requires, all references to "Neutron," the "Company," "we," "us" or "our" and similar terms refer to Neutron Enterprises, Inc. and its subsidiaries.

         The following Management's Discussion and Analysis is intended to assist the reader in understanding our results of operations and financial condition. Management's Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto included above in Item 1 of Part I of this report.

BACKGROUND

         We were incorporated in 2001 to operate an online web based heavy equipment marketing company. The business plan was unsuccessful due to the competitive nature of the industry and a commercial downturn in use of the Internet for purchase of costly heavy equipment. In fiscal 2004, we acquired certain assets from DVT Group and Elumalite Technologies, which together with our business development activities, transitioned us into an operating company. In January 2005, we acquired certain assets of Sharp Marketing. This provided us with a platform to display and sell advertising on mobile screens, a business that we currently operate as Neutron Media. Included in the asset purchase was a database of advertisers which provided us with advertising leads for our media board deployment.

         Neutron Media is a full service marketing firm that operates an advertising based network of outdoor multimedia L.E.D. display screens. Neutron Media leverages strategic partner relationships with organizers of high profile events to offer advertisers branding opportunities via permanent or event driven installations. Outdoor digital signage solutions empower the advertiser with the ability to enrich the customer experience, build brand awareness and loyalty, and drive bottom-line results. Advertisers benefit from the ability to place their ads on giant L.E.D. screens positioned in high traffic venues targeting millions of consumers where and when they make their purchase decisions and brand choices.

RECENT DEVELOPMENTS

         During the quarter ended September 30, 2006, our new management team completed its initial evaluation of our business, assets, prospects, and opportunities. As part of this evaluation, we determined to sell certain assets, continue the operation and expansion of our event marketing business, and pursue a new business opportunity by developing and marketing a skill based stock market simulation contest distributed via the Internet.

         Specifically, on August 15, 2006, we entered into an agreement to sell the assets related to our signage business to a company owned by Michael Singh, who formerly served as the Director of Global Sales of our Neutron Media (formerly DSBN) subsidiary. The sale was completed on September 20, 2006. Under the terms of the agreement, we received a lump sum payment of $725,000, less legal fees of $19,000, are entitled to receive ongoing royalties based on sales by the signage business for a term of eight years, and Mr. Singh and other members of the signage sales group have resigned as employees of the Company. The assets sold included our inventory of signs, the assumption of the existing warranty on products sold, and a $450,000 note in connection with a loan we made to a Chinese factory. The proceeds of the sale were used in part to repay part of our obligations to Geneva Capital Trust under a March 30, 2006 secured note.

         More recently we announced our intention to develop and promote an online skill based stock market simulation contest. We intend to develop a sophisticated and comprehensive financial web portal to (i) serve as a source of financial information and tools for investors, (ii) conduct stock market performance contests in which participants will compete for cash and other prizes, and (iii) serve as a destination for providers of financial and other services to market their services to users of our website. We expect to generate revenue from entrance fees, recurring monthly subscription fees, and advertising. In pursuit of this model, we have commenced the development of what we believe will be the most advanced and comprehensive stock market simulation software currently available. We have entered into an agreement with Stock Trak, Inc., an Atlanta, Georgia based provider of stock market simulation software and services, to the educational market to develop our platform. We expect to launch the beta version of the fantasy stock market competition during the first quarter of 2007.

KEY PERFORMANCE INDICATORS

         Our key performance indicators are customer orders received (bookings), recognized revenue, and deferred revenue. We measure bookings as the dollar value of contractual agreements entered into with customers in the period that result in either revenue recognized in the period, deferred revenue at the end of the period, or expected billings in future periods. Generally, an increase in our bookings will result in an increase in our revenue and/or deferred revenue. The timing of bookings is uncertain as we sell to both companies and government organizations.

OUTLOOK

         The market for our event marketing services is large and continues to grow. Sustained spending on advertising, continued emphasis on the value of outdoor media, growing awareness of the value of reaching a targeted consumer group and the increasing need of our clients to maintain visibility with their potential customers, are all key external conditions which may affect our ability to execute our business plan.

         We also believe there is a large and viable market for our proposed stock market simulation contest and financial web portal. While we believe that our new site will represent a unique vehicle to both educate and entertain relating to the stock market, we also believe the potential to generate revenue is significant. Online multi-player games and community based Internet portals are among the fastest growing areas on the Internet today. This new competition is targeted directly at the nexus of these growth areas. We are highly focused on developing this new business into a destination site, with compelling demographics for advertisers and the opportunity to develop a significant Internet community with multiple ways to generate revenue from the enrolled base.

         We compete against companies with substantially greater market share and financial resources than ours. We believe that certain potential customers, particularly larger organizations, may view our small size and limited financial resources as a negative even if they prefer our offering to those of our larger competitors. Based on our current revenues and the size of the market for our products, we believe we have a market share of less than 1%.

         Our primary strategic objectives over the next 12 months are to strengthen our position in the market for marketing event services establish a viable skills based stock market contest and generate a substantial increase in revenue. We plan to achieve these objectives by increasing our direct sales force, developing the most advanced stock market simulation software and web portal, and creating an effective marketing campaign to generate interest, participation and ultimately revenue from our stock market simulation contests.

         Our operating units have inherent risk. Our future is largely dependent upon our success in building an infrastructure and executing our business plan. We plan to further invest in development of proprietary technologies. Unanticipated technical obstacles can arise at any time, disrupt sales or licensing activities, and result in lengthy and costly delays. See "RISK FACTORS" below for a more complete discussion of the risks that are part of our business.

         Revenue for the nine months ended September 30, 2006 was $1,535,800 compared to $766,664 for the nine months ended September 30, 2005. We expect revenue to continue to increase based on the expected successful completion of certain event marketing assignments underway at the end of the quarter. To date, we have incurred operating losses, as our revenues have not achieved a sufficient level to support our general and administrative expenses. We expect to incur additional operating losses during the remainder of fiscal 2006, and will need additional operating funds to support our growth. Although we anticipate that existing cash resources will be adequate to support operations for the next six months as we have significant flexibility to adjust the level of research and development and selling and administrative expenses, the execution of our stock market contest initiative will require substantial investment in product development and marketing for which we will be required to raise additional capital. See "LIQUIDITY AND CAPITAL RESOURCES" below. Although we are in the process of raising such additional capital through sales of our equity securities, there can be no assurance that we will be successful in raising the funds necessary to successfully execute our plan. Reductions in expenditures or the failure to raise required capital could delay development and adversely affect our ability to generate future revenues.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

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

         Inherent in the application of some of these policies is the judgment by management as to which of the various methods allowed under generally accepted accounting principles is the most appropriate to apply to the Company. In addition, management must take appropriate estimates at the time the financial statements are prepared.

         Although all of the policies identified in Note 2 to the financial statements are important in understanding the financial statements, the policies discussed below are considered by management to be central to understanding the financial statements, because of the higher level of measurement uncertainties involved in their application. We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis when such policies affect our reported and expected financial results.

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

         REVENUE RECOGNITION. During fiscal 2006, we have derived our revenue primarily from two sources: (i) component and product sale revenues and associated engineering and installation, which we refer to collectively as "Product Sales" and (ii) revenue arising from the sale of advertising on LED screens, which we refer to as "Event Marketing". Product Sales revenues are recognized in the periods that products are shipped to customers, FOB shipping point or destination, per contract, if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and there are no remaining obligations. Revenues from Event Marketing are generally recognized over the specified term of the particular license or agreement.

         VALUATION OF INTANGIBLE ASSETS. Intangible assets include purchased technology and patents, which are amortized over their estimated useful lives. We must make judgments and estimates regarding the future utility and carrying value of intangible assets. The carrying values of such assets are periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value. In fiscal 2005 and 2004, we reviewed the carrying value of our intangible assets and reduced the carrying value of these assets. Our judgments and estimates regarding carrying value and impairment of intangible assets have an impact on our financial statements. As at September 30, 2006, we did not have any value assigned to intangible assets.

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

         STOCK BASED COMPENSATION AND OTHER STOCK BASED PAYMENTS. The Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) 123(R), "Share Based Payment" which requires the use of the fair value method for all stock-based compensation transactions. The application of this accounting methodology requires management to estimate a number of variables, including the risk free rate, and the expected volatility of the stock price. The amounts determined for these variables, which are detailed in Note 9, have a significant impact on the values assigned to the stock options and warrants issued by the Company.

RESULTS OF OPERATIONS
---------------------

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005
-------------------------------------------------------------------------

         REVENUE. Our revenue represents our compensation for services provided or products sold. Revenue for the nine months ended September 30, 2006 was $1,535,800 compared to $766,664 for the nine months ended September 30, 2005. The $769,136 increase in revenue resulted from the increased levels of activity in the current year and a full nine months of operations in 2006 as compared to 2005 when our focus during most of the first quarter was on organizational activities required to build our business. After reviewing the status of certain projects underway at September 30, 2006, we expect revenue to continue to increase during the remainder of fiscal 2006 as compared to fiscal 2005.


                                  REVENUE FOR THE NINE MONTHS ENDED SEPTEMBER 30

BY TYPE OF SERVICE                  2006   % of total           2005    % of total
                                    ----   ----------           ----    ----------
Product sales               $     60,981       4%        $   257,666        34%
Event marketing sales          1,474,819      96%            508,998        64%
                            ---------------------------  ----------------------------
                            $  1,535,800      100%       $   766,644       100%
                            ===========================  ============================

BY CUSTOMER LOCATION                2006   % of total           2005    % of total
                                    ----   ----------           ----    ----------

Canada                      $    164,174      11 %       $   276,478        36%
United States                  1,371,626      89 %           490,186        64%
                            ---------------------------  ----------------------------
                            $  1,535,800      100%       $   766,664       100%
                            ===========================  ============================


         OPERATING EXPENSES. Our operating expenses consist of salaries and benefits, general and administrative expenses, and occupancy costs. Salaries and benefits expenses include salaries, employee benefits, incentive compensation, contract labor and other payroll related costs, which are expensed as incurred. General and administrative costs include business development, office costs, technology, professional services and foreign exchange. Occupancy costs represent the costs of leasing and maintaining Company premises.

         Operating expenses increased $3,543,330 to $6,208,225 for the nine months ended September 30, 2006 from $2,664,895 during the nine months ended September 30, 2005. Changes in operating expenses are as follows:

         Salaries expense for the nine months ended September 30, 2006 increased $3,941,926 to $5,219,286 compared to $1,277,360 for the nine months ended September 30, 2005. Included in salaries expense for the nine months ended September 30, 2006 were non-cash expenses of $4,030,835 consisting of stock based compensation incurred in connection with the issuance of restricted stock and options to our executive officers and directors, as compared to $595,000 of similar non-cash expenses for the nine months ended September 30, 2005. The balance of the increase was caused by higher staff levels required to support the expanded sales effort. The salaries expense to revenue ratio for the nine months ended September 30, 2006 was 340%. As a result of expected increased sales in the remainder of fiscal 2006, and the non-recurrence of the significant numbers of stock options that were issued in the quarter ended September 30, 2006, we expect salaries expense to revenue ratio for fiscal 2006 to decrease from this level over the remainder of the year.

         General and administrative costs decreased $486,059 to $815,341 for the nine months ended September 30, 2006, from $1,301,400 for the nine months ended September 30, 2005. The general and administrative cost to revenue ratio was 53% for the nine months ended September 30, 2006. We expect general and administrative costs to revenue ratio for fiscal 2006 to decrease from this level over the remainder of fiscal 2006.

         Occupancy costs increased $85,566 to $171,701 for the nine months ended September 30, 2006, from $86,135 for the nine months ended September 30, 2005. The increase resulted from the costs of our Mississauga location incurred during all of 2006, compared to only part of 2005, and additional costs associated with our Montreal location. The occupancy cost to revenue ratio was 11% for the nine months ended September 30, 2006. We expect occupancy to revenue ratio to decrease over the remainder of fiscal 2006.

         DEPRECIATION EXPENSE. Depreciation expense for the nine months ended September 30, 2006 was $16,097 as compared to $8,929 for the nine months ended September 30, 2005. We expect this amount to increase in fiscal 2006 as additional assets are purchased to support the further growth of the business.

         WRITE-OFF OF INTANGIBLE ASSETS AND INVENTORY. We incurred non-cash expenses of $282,220 in connection with the write-off of inventory for the nine months ended September 30, 2006. The write down was the result of our review of the realizable value of this inventory and our negotiations with a former executive to sell the assets. We incurred a non-cash expense of $745,000 related to the write-off of intangible assets for the nine months ended September 30, 2005 as a result of our acquisition of assets from Sharp Marketing.

         NET LOSS. We incurred a net loss of $5,757,510 for the nine months ended September 30, 2006, compared to a net loss of $3,087,771 during the nine months ended September 30, 2005. We expect losses to continue for the rest of fiscal 2006 as we continue to focus our resources on sales, marketing and product development.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2006 TO THREE MONTHS ENDED SEPTEMBER 30, 2005

         REVENUE. Our revenue for the three months ended September 30, 2006 increased $100,383 to $439,388 compared to $339,005 for the three months ended September 30, 2005.

         OPERATING EXPENSES. Our operating expenses increased $2,624,801 to $3,688,954 for the three months ended September 30, 2006 from $1,064,153 for the three months ended September 30, 2005. Changes in operating expenses are as follows:
         General and administrative costs increased $113,281 to $187,000 for the three months ended September 30, 2006, from $73,719 for the three months ended September 30, 2005. The general and administrative cost to revenue ratio was 43% for the three months ended September 30, 2006.

         Salaries expense for the three months ended September 30, 2006 increased $2,515,363 to $3,446,989 compared to $931,626 for the three months ended September 30, 2005. This increase was primarily as a result of non-cash salary expenses related to the issuance of shares and options to our executive officers of $3,072,444 in the three months ended September 30, 2006, compared to $595,000 for options issued in the three months ended September 30, 2005.

         Occupancy costs decreased $13,270 to $45,538 for the three months ended September 30, 2006, from $58,808 for the three months ended September 30, 2005. The occupancy cost to revenue ratio was 10% for the three months ended September 30, 2006.

         NET LOSS. We incurred a net loss of $3,492,782 for the three months ended September 30, 2006, compared to a net loss of $1,158,108 during the three months ended September 30, 2005.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

         Set out below is a summary of the amounts due and committed under contractual cash obligations at September 30, 2006:


-------------------------- ------------------ ----------------- ------------------- ------------------ ----------------
                                                Due in 1 year        Due between        Due between      Due after 5
                               Total                  or less      years 2 and 3      years 4 and 5            years
Operating leases                  $189,821           $13,478            $112,595            $63,748            $0.00
Employment agreements           $1,772,215          $153,216          $1,248,916           $370,083            $0.00
                           ------------------ ----------------- ------------------- ------------------ ----------------
Total contractual cash
obligations                     $1,962,036          $166,694          $1,361,511           $433,831            $0.00
========================== ================== ================= =================== ================== ================


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         We continue to experience negative cash flow from operating activities as we continue to invest in the development of our new business and experience growth in our existing business. As of September 30, 2006, we had a working capital deficit of $293,303 and a cash balance of $247,314, compared to working capital of $71,670 and a cash balance of $94,007 at December 31, 2005. The decrease in working capital resulted from operating losses and an increase of accounts receivable of $234,373 which resulted from higher sales amounts in this fiscal year. This use of working capital was offset by our draw of $1,010,000 on our credit facility, the proceeds of $706,000 received on the sale of certain inventory items, and the repayment of our loan receivable.

         Net cash used in operating activities was $1,273,270 for the nine months ended September 30, 2006 compared to $1,532,918 for the nine months ended September 30, 2005. The use of cash for both quarters was to finance the operating loss, and to finance the build up in accounts receivable to support the higher level of sales.

         Net cash provided by financing activities was $1,010,000 for the nine months ended September 30, 2006, compared to $803,912 for the nine months ended September 30, 2005. We received $1,010,000 from long term debt borrowings during the nine months ended September 30, 2006, and $807,500 from the issuance of common stock during the nine months ended September 30, 2005.

         Net cash provided by investing activities was $447,523 during the nine months ended September 30, 2006, compared to $506,613 used in investing during the nine months ended September 30, 2005. We received $455,030 from the repayment of our loan receivable during 2006.

         We do not currently maintain a line of credit or term loan with any commercial bank. We maintain a secured credit facility with a non-bank financial institution to a maximum of $3 million, and have drawn on this facility during the quarter to meet cash requirements. As of the date of this report, the outstanding amount due under the facility is approximately $20,000. To date, our capital needs have been principally met through the receipt of proceeds from sales of our equity and debt securities. Any cash balances in excess of our current operating requirements will be invested in interest-bearing, investment-grade securities. In order to execute our plan to develop and distribute a stock market simulation contest offering, we will be required to incur material capital expenditures during the next twelve (12) months which we expect to finance through private placement sales of our equity securities.

         As of the date of this report, we have cash resources of approximately $300,000. We currently use approximately $130,000 per month to conduct operations and expect this amount will increase based on increased salary expenses, research and development costs, and marketing expenses associated with our current and proposed businesses. We believe that sales will continue to ramp up and contribute cash in fiscal 2006 and 2007 and we have flexibility to adjust the level of research and development and selling and administrative expenses based on the availability of resources.

         Based on our current cash position, projected cash receipts, expenditures and level of operations, we believe we will have to raise additional funds to support current operations and execute our business plan. In that regard, we are currently seeking to raise up to $8,000,000 through the sale of shares of our common stock and warrants in a private placement transaction solely to a limited number of accredited investors. As of the date of this report, we have raised gross proceeds of $1,200,000 through the sale of 600,000 units consisting of 600,000 shares of common stock and warrants to purchase 300,000 additional shares of common stock. The warrants are immediately exercisable at $2.50 per share and terminate two years from the date of grant. The sale of additional equity securities will result in dilution to our shareholders. We have no commitment for any of the additional financing necessary to execute our business plan and we can provide no assurance that such financing will be available in amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be required to delay or scale back our operations, which could delay development and adversely affect our ability to generate future revenues.

OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

         As of September 30, 2006, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 3. CONTROLS AND PROCEDURES

         An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by us under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure
(i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) that such information is accumulated and communicated to our management, including our CEO and CFO, in order to allow timely decisions regarding required disclosure.

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

            There were no changes in internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1A. RISK FACTORS.

         Our management monitors, understands and manages the risks associated with our business transactions and the general economic environment in which we operate. Risks reflect uncertainty regarding potential outcomes from changes in political, economic and capital market conditions. An investment in our company involves a high degree of risk. In addition to the other information included in this report, you should carefully consider the following risk factors in evaluating an investment in our company. You should consider these matters in conjunction with the other information included or incorporated by reference in this report. Our results of operations or financial condition could be seriously harmed, and the trading price of our common stock may decline due to any of these or other risks.

GENERAL ECONOMIC CONDITIONS. The outdoor signage media industry is cyclical and as a result it is subject to downturns in general economic conditions and changes in client business and marketing budgets. A significant portion of our business is with large multinational businesses, which are less impacted by downturns in the economy. In an effort to offer our clients services on a North American scale, and to manage our exposure to broad economic conditions, we have diversified our event marketing revenue geographically, by operating events across North America. Our new interactive stock market fantasy portal will provide further diversification of our revenue sources once the business begins to generate revenues.

HISTORY OF LOSSES We have a history of net losses. We expect to continue to incur net losses and we may not achieve or maintain profitability. We have incurred significant operating losses and anticipate continued losses for the remainder of fiscal 2006 and into 2007. At September 30, 2006, we had an accumulated deficit of $33,751,785. We need to generate additional sales and net income in order to be sustainable in future periods.

DILUTION OF COMMON SHARES. We are authorized to issue up to 200,000,000 shares of common stock and 10,000,000 shares of preferred with such rights, designations and preferences as our Board of Directors may determine. We are in need of additional financing and our Board of Directors can issue additional shares and set the terms of future offerings of our securities without further action by our stockholders. Such additional financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants which may limit our operating flexibility. If additional capital is raised through the issuance of shares of our common stock or securities convertible into shares of our common stock, the percentage ownership of our existing stockholders will be reduced. These stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock. These include but are not limited to, superior voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions.

FINANCING REQUIREMENTS. In order to execute our current business plan and support future growth, we will need to raise additional capital. The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. We expect to raise such funds through sales of our equity securities. When we require additional funds, general market conditions or the then-current market price of our common stock may not support capital raising transactions. If we require additional funds and we are unable to obtain them on a timely basis or on terms favorable to us, we may be required to scale back our development efforts, sell or license some or all of our technology or assets or curtail or cease operations. If we raise additional funds by selling additional shares of our capital stock or securities convertible into common stock, the ownership interest of our stockholders will be diluted.

BUSINESS PARTNERS CONCENTRATION. We receive a significant portion of our revenues as a result of our relationship with a limited number of large business partners. The loss of any such partners could adversely impact our prospects, business, financial condition and results of operations. For the nine months ended September 30, 2006, our top three business partners accounted for 62% of our consolidated revenue. We expect reliance on a limited number of business partners to continue into the future.

INTEREST RATE RISK. Our debt under our lending facilities is described in Note 8 to the Financial Statements. As a result of our private placement still in progress as of the date of this report, we expect to finance most of our ongoing cash requirements from equity financing. We anticipate significantly reduced borrowings in the future. At September 30, 2006, we had minimal exposure to changes in the interest rate as the outstanding loans were at a fixed rate.

FOREIGN CURRENCY RISK. We are subject to currency risk through our activities in Canada. Unfavourable changes in the exchange rate may adversely affect our operating results. We do not currently use derivative instruments or foreign currency contracts to reduce our exposure to foreign currency risk, although the use of these instruments is currently being considered.

KEY PERSONNEL. Our success depends in part upon our ability to hire and retain key senior management and skilled technical, client service and creative personnel able to create and maintain solid relationships with clients. An inability to hire or retain qualified personnel could have a material adverse effect on us. To reduce the risk of losing valued employees, we strive to maintain a positive work environment that values the contributions of its employees.

CREDIT RISK. We manage our credit risk with respect to accounts receivable by dealing primarily with large creditworthy customers and by billing whenever possible in advance of rendering services or making commitments. Management believes that we are not subject to significant concentration of credit risk. As at September 30, 2006, we had one customer, who represented 8.8% of accounts receivable.

FUTURE ACQUISITIONS. We have grown in the past through strategic acquisitions and we regularly review potential acquisitions of businesses that are complementary to our businesses. Growth by acquisitions involve a number of risks, including difficulties in integrating operations, technologies, services and personnel, the inability to generate sufficient revenue to offset acquisition or investment costs, diversion of management resources, failure to retain key personnel, and risks associated with unanticipated liabilities, some or all of which could have a material adverse effect on our business, financial condition and results of operations. As part of the review, we conduct business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in any particular transaction. Despite our efforts, we may be unsuccessful in ascertaining or evaluating all such risks, might not realize the intended advantages of any given acquisition, and may not identify all of the risks relating to the acquisition. In addition, if we finance any acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted which could affect the market price of our stock. As a result, if we fail to properly evaluate and execute any acquisitions or investments, our business and prospects may be seriously harmed.

BUSINESS RISKS OF EARLY STAGE COMPANY. We are an early stage company introducing new products and technologies. If commercially successful products are not produced in a timely manner, we may be unprofitable or forced to cease operations. We have only a limited operating history and have not generated a material amount of revenue upon which to base an evaluation of our current business and future prospects. As a result, we have very limited historical data and the revenue and income potential of our business is unproven. In addition, we recently commenced the execution of our plan to develop and distribute a skills based stock market simulation contest. Although our executive management team has substantial experience in developing and managing online businesses, we have never developed or offered such a product and there can be no assurance that we will be able to successfully develop and market such a service. Before purchasing our common stock, you should consider an investment in our common stock in light of the risks, uncertainties and difficulties frequently encountered by early-stage companies in new and evolving markets such as ours, including those described herein. We may not be able to successfully address any or all of these risks. Failure to adequately address such risks could cause our business to fail which may result in a liquidation of the Company.

CHANGES IN REGULATIONS AND POLICIES REGARDING INTERNET GAMING COULD HARM OUR BUSINESS. There are a variety of state and federal laws and regulations governing internet gaming. Although we believe that our proposed skills based stock market simulation contest is outside the scope of most of these regulations, any changes in existing laws, rules or regulations or in the interpretation of such laws, rules or regulations, could restrict, condition or limit our proposed internet activities, or result in the imposition of substantial fines or other regulatory penalties. Any of the forgoing could have a significant adverse effect on our business, financial condition and results of operations.

COMPETITIVE PRESSURES. Many potential competitors who have greater resources and experience than we do may develop products and technologies that make ours obsolete. Technological competition from other and longer established outdoor and point of sale media manufacturers is significant and expected to increase. Most of the companies with which we expect to compete have substantially greater capital resources, research and development staffs, marketing and distribution programs and facilities, and many of them have substantially greater experience in the production and marketing of products. In addition, one or more of our competitors may have developed or may succeed in developing technologies and products that are more effective than any of ours, rendering our technology and products obsolete or noncompetitive.

OUR COMPETITIVE POSITION WILL BE SERIOUSLY DAMAGED IF OUR PRODUCTS ARE FOUND TO INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS. Other companies and our competitors may currently own or obtain patents or other proprietary rights that might prevent, limit or interfere with our ability to make, use or sell our products. As a result, we may be found to infringe the intellectual property rights of others. The internet industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results could be adversely affected. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of our resources. An adverse result from intellectual property litigation could force us to do one or more of the following:

     o cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

     o obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; and

     o    redesign services that incorporate the disputed technology.

If we are forced to take any of the foregoing actions, we could face substantial costs and our business could be seriously harmed. In addition, it is possible that our customers or end users may seek indemnity from us in the event that our services are found or alleged to infringe the intellectual property rights of others. Any such claim for indemnity could result in substantial expenses to us that could harm our operating results.

RISKS IN ADVERTISING. We may face liability claims that harm our reputation and adversely affect our sales and financial condition. Some of our products may be used for dishonest advertising. The advertising may be displayed without our control. We may also be subject to lawsuits involving allegations of misuse of our products. Product liability insurance may become too costly for us or may become unavailable for us in the future. We may not have sufficient resources to satisfy any product liability claims not covered by insurance which would materially and adversely affect our financial position. Significant litigation could also result in a diversion of management's attention and resources, and negative publicity.

INTERNATIONAL EXPOSURE. Our international operations are subject to a number of risks inherent in operating in different countries. These include, but are not limited to risks regarding restrictions on repatriation of earnings and changes in the political or economic conditions of a specific country or region, particularly in emerging markets. The occurrence of any of these events or conditions could adversely affect our ability to increase or maintain its operations in various countries. Our operations could be harmed by factors including political instability, natural disasters, fluctuations in currency exchange rates and changes in regulations that govern international transactions. We expect to sell our services worldwide. The risks inherent in international trade may reduce our international sales and harm our business and the businesses of our customers and our suppliers. These risks include:

     o    changes in tariff regulations;

     o    political instability, war, terrorism and other political risks;

     o    foreign currency exchange rate fluctuations;

     o compliance with a variety of foreign laws and regulations, including unexpected changes in taxation and regulatory requirements;

     o greater difficulty in safeguarding intellectual property than in the U.S.; and

     o    difficulty in staffing and managing geographically diverse operations.

These and other risks may preclude or curtail international sales or increase the relative price of our services compared to those provided from other countries, reducing the demand for our services.

REGULATORY COMPLIANCE. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management will be required by the end of fiscal 2007 to perform an evaluation of our internal controls over financial reporting and have our independent auditor attest to that evaluation. Compliance with these requirements is expected to be expensive and time consuming. If we fail to timely complete this evaluation, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In designing and evaluating our internal controls over financial reporting, we recognize that any internal control or procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. No system of internal controls can be designed to provide absolute assurance of effectiveness and any material failure of internal controls over financial reporting could materially impact our reported financial results and the market price of our stock could significantly decline. In addition, adverse publicity related to a material failure of internal controls over financial reporting would have a negative impact on our reputation and business.

OUR STOCK PRICE IS VOLATILE AND MAY CONTINUE TO BE VOLATILE IN THE FUTURE. Our common stock trades on the OTC Bulletin Board and is not listed on any national exchange. The market price of our common stock has fluctuated significantly to date. In the future, the market price of our common stock could be subject to significant fluctuations due to general market conditions and in response to quarter-to-quarter variations in:

     o    our anticipated or actual operating results;

     o    technological innovations or setbacks by us or our competitors;

     o    conditions in the advertising market;

     o    announcements of merger or acquisition transactions;

     o    changes in personnel within our company; and

     o    other events or factors and general economic and market conditions.

The stock market in recent years has experienced extreme price and volume fluctuations that have affected the market price of many technology companies, and that have often been unrelated or disproportionate to the operating performance of companies.

WE DO NOT PAY DIVIDENDS. We have never declared or paid any cash dividends on our common stock. The terms of our outstanding secured notes preclude us from paying dividends without the consent of the holders of such notes. We currently intend to retain any future profits from operations to fund growth and do not expect to pay any dividends in the foreseeable future. Accordingly, investors who seek dividend income should not purchase our shares. The return, if any, from purchase of our shares will result from appreciation in the price of our shares.

PENNY STOCK RULES. Our common stock currently trades on the OTC Bulletin Board. Since our common stock continues to trade below $5.00 per share, our common stock is considered a "penny stock" and is subject to SEC rules and regulations which impose limitations upon the manner in which our shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser's written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

OUR EXPENSES MAY VARY FROM PERIOD TO PERIOD, WHICH COULD AFFECT QUARTERLY RESULTS AND OUR STOCK PRICE. If we incur additional expenses in a quarter in which we do not generate revenue, our results of operations would be adversely affected and we may incur larger losses than anticipated for that quarter. Factors that could cause our expenses to fluctuate from period to period include:

     o    the timing and extent of our research and development efforts;

     o investments and costs of maintaining or protecting our intellectual property;

     o the extent of marketing and sales efforts to promote our products and technologies; and

     o    the timing of personnel and consultant hiring.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held our Annual Meeting of Shareholders on August 3, 2006. As of the close of business on June 29, 2006, the record date for the meeting, 45,730,000 shares of common stock were issued and outstanding. A quorum of 25,963,231 shares of common stock were present or represented at the meeting.

         The following individuals were nominated and elected to serve as directors: Andrew M. Gertler, Paul Denommee, F. Bryson Farrill, and Rory Olson.

         The Shareholders voted as follows on the following matters:

1. Election of Directors. The voting results for each of the nominees were as follows:

         ELECTION OF DIRECTORS             VOTES FOR          VOTES WITHHELD
         ---------------------             ---------          --------------
         Andrew M. Gertler                25,913,958              49,273
         Paul Denommee                    25,913,958              49,273
         F. Bryson Farrill                25,913,958              49,273
         Rory Olson                       25,913,958              49,273

2. Amendment to our Articles of Incorporation to increase the number of shares of common stock we are authorized to issue from 100,000,000 to 200,000,000. A total of 25,843,345 shares were voted for this proposal, 119,616 shares were voted against this proposal, and 270 shares abstained.

3. Amendment to our Articles of Incorporation to authorize 10,000,000 shares of preferred stock. A total of 23,859,462 shares were voted for this proposal, 33,975 shares were voted against this proposal, and 2,069,794 shares were the subject of broker non votes.

4. Amendment to our Articles of Incorporation to limit the liability of and indemnify our directors and officers to the fullest extent permitted by applicable Nevada law. A total of 25,861,932 shares were voted for this proposal, 76,663 shares were voted against this proposal, and 24,636 shares abstained.

5. Amendment to our Articles of Incorporation to permit us to engage in any lawful activity. A total of 23,874,212 shares were voted for this proposal, 19,225 shares were voted against this proposal, and 2,069,794 shares were the subject of broker non votes.

6. Approval of our Amended and Restated Articles of Incorporation. A total of 23,876,442 shares were voted for this proposal, 16,725 shares were voted against this proposal, 270 shares abstained, and 2,069,794 shares were the subject of broker non votes.

7. Approval of our Amended 2005 Stock Plan. A total of 23,842,667 shares were voted for this proposal, 49,770 shares were voted against this proposal, 1,000 shares abstained, and 2,069,794 shares were the subject of broker non votes.

8. Ratify the appointment of Staley Okada & Partners to serve as our Independent Auditor for the fiscal year ending December 31, 2006. A total of 25,913,958 shares were voted for this proposal and 49,273 shares were voted against this proposal.


ITEM 5. OTHER INFORMATION.

         On November 14, 2006, Harry Hopmeyer passed away. Mr. Hopmeyer had served as a director of the Company since August 22, 2006.

ITEM 6.  EXHIBITS.

The following exhibits are included herein:

Exhibit No.   Exhibit
-----------   -------
   10.1       Employment Agreement dated January 11, 2006 by and between the
              Company and Ciaran Griffin

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

                                      NEUTRON ENTERPRISES, INC.



Date: November 17, 2006               /s/ Rory Olson
                                      -----------------------------------------
                                      Rory Olson
                                      Chief Executive Officer


Date: November 17, 2006               /s/ Ciaran Griffin
                                      -----------------------------------------
                                      Ciaran Griffin
                                      Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.   Exhibit
-----------   -------

   10.1 Employment Agreement dated January 11, 2006 by and between the Company and Ciaran Griffin

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