Form 10-K
period 2006-12-31
NEUTRON ENTERPRISES INC
filed 2007-04-02
CIK 1135140

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   ----------

(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the fiscal year ended: DECEMBER 31, 2006

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

             For the transition period from _________ to __________.

                        Commission File Number: 000-52154

                            NEUTRON ENTERPRISES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                 NEVADA                                 98-0338100
       (State or Other Jurisdiction        (I.R.S. Employer Identification No.)
    of Incorporation or Organization)

        3500 DE MAISONNEUVE WEST
    2 PLACE ALEXIS NIHON SUITE 1650
        MONTREAL, QUEBEC, CANADA                          H3Z 3C1
(Address of Principal Executive Offices)                (Zip Code)

                                 (514) 871-2222
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                         NAME OF EACH EXCHANGE
                   TITLE OF EACH CLASS    ON WHICH REGISTERED
                   -------------------   ---------------------
                          NONE                    N/A

Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, $.001 PAR VALUE PER SHARE
                                (Title of Class)

     Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes |_| No |X|

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer |_|   Accelerated Filer |_|   Non-Accelerated Filer |X|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

     The aggregate market value of the voting common equity held by non-affiliates of the registrant on June 30, 2006 (the last business day of the registrant's most recently completed second fiscal quarter) based on the last sales price of the registrant's common stock as reported on the OTCBB was $73,131,188.

     As of March 26, 2007, 49,314,749 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                                     PART I

Item 1.    Business                                                            1
Item 1A.   Risk Factors                                                       10
Item 1B.   Unresolved Staff Comments                                          18
Item 2.    Properties                                                         18
Item 3.    Legal Proceedings                                                  19
Item 4.    Submission of Matters to a Vote of Security Holders                19

                                     PART II

Item 5.    Market For Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities                  19
Item 6.    Selected Financial Data                                            21
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          22
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk         33
Item 8.    Financial Statements and Supplementary Data                        34
Item 9.    Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure                                           34
Item 9A.   Controls and Procedures                                            34
Item 9B.   Other Information                                                  35

                                    PART III

Item 10.   Directors, Executive Officers and  Corporate Governance            35
Item 11.   Executive Compensation                                             39
Item 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                    52
Item 13.   Certain Relationships and Related Transactions, and Director
           Independence                                                       58
Item 14.   Exhibits                                                           59

                                     PART IV

Item 15.   Principal Accountant Fees and Services                             62
Index to Financial Statements                                                F-1

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

          This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," or "believe" or the negative thereof or any variation thereon or similar terminology.

          Such forward-looking statements are made based on management's beliefs, as well as assumptions made by, and information currently available to, management pursuant to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Such statements are not guarantees of future performance or events and are subject to known and unknown risks and uncertainties that could cause the Company's actual results, events or financial positions to differ materially from those included within the forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the availability of capital resources, our limited operating history, our ability to execute our business plan, our ability to attract and retain customers and qualified technical, marketing and managerial personnel, customer acceptance and satisfaction with our event marketing services and stock market simulation segment, changes in applicable laws and regulations, changes in the securities or capital markets, statements of assumption underlying any of the foregoing, and other factors disclosed under the caption "RISK FACTORS" in Item 1A below and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in
Item 7 below.

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

ITEM 1. BUSINESS.

          Unless otherwise indicated or the context otherwise requires, all references to "Neutron," the "Company," "we," "us" or "our" and similar terms refer to Neutron Enterprises, Inc. and our subsidiaries.

DEVELOPMENT

          We were incorporated on December 28, 2000 under the laws of the State of Nevada to operate an online web-based heavy equipment marketing company. The business plan was unsuccessful due to the competitive nature of the industry and a commercial downturn in use of the Internet for the purchase of costly heavy equipment.

          In February 2004, we abandoned this plan and pursued business opportunities in the life sciences and nanotechnology industries. In furtherance of this plan, we acquired University Medical Enterprises, Inc. ("UMED"), Nanosphere Technologies Inc. ("Nanosphere"), and Life Sciences Private Equity Inc. ("Life Sciences"). UMED was acquired on March 1, 2004, had no assets or liabilities on that date, and is currently inactive. Nanosphere and Life Sciences were incorporated on April 26, 2004 and are currently inactive. We determined to abandon efforts to pursue these businesses based upon the expected capital requirements and have written off all costs and expenses related thereto.

          On December 15, 2004, we acquired certain assets of The DVT Group and Elumalite Technologies, which enabled us to enter the outdoor media market utilizing large scale full motion video display screens using light emitting diode (L.E.D.) technology. Under the terms of the asset purchase agreements, 4234251 Canada Inc., a wholly-owned subsidiary of the Company, paid $407,068 in cash and issued 9,500,000 Class E exchangeable shares which have been converted into 9,500,000 shares of common stock of the Company.

          In January 2005, we acquired certain assets of Sharp Marketing, Inc. for consideration of 500,000 exchangeable shares of 4234251 Canada Inc. and a cash payment of $100,000. 300,000 of these exchangeable shares have been converted into 300,000 shares of common stock of the Company and the balance remains subject to earn out restrictions. These assets provided us with a platform to display and sell advertising on mobile screens, a business that we currently operate as Neutron Media.

          During the third quarter of 2006, we sold the assets related to our signage business to a company owned by Michael Singh, who formerly served as the director of global sales of our Neutron Media (formerly DSBN) subsidiary. Under the terms of the agreement, we received a lump sum payment of $725,000, less legal fees of $19,000, are entitled to receive ongoing royalties based on sales by the signage business for a term of eight years, have the right to participate in future sales of digital signs identified by the buyer, and Mr. Singh and other members of the signage sales group resigned as employees of the Company. The assets sold included our inventory of signs, the assumption of the existing warranty on products sold, and a $450,000 note issued in connection with a loan we made to a Chinese factory. The proceeds of the sale were used in part to repay part of our obligations to Geneva Capital Trust under a March 30, 2006 secured note.

          On January 3, 2007, we acquired Stock-Trak, Inc. ("Stock-Trak"), an Atlanta, Georgia based provider of stock market portfolio simulation software and services to the education and corporate markets, in consideration of 647,249 shares of common stock and a cash payment of

$1,987,000, subject to post-closing adjustment The primary assets of Stock-Trak consist of intellectual property, trade receivables, and customer contracts.

OVERVIEW

          As of March 31, 2007, we operate in two distinct segments: (i) event marketing; and (ii) stock market simulation software for the educational, corporate and consumer markets. As of December 31, 2006, there was just one business segment. Leveraging our existing stock market simulation platform and the experience of our management team, we are currently developing and promoting an online skill-based stock market simulation contest.

          EVENT MARKETING. Our event marketing business is operated by our wholly-owned subsidiary Neutron Media. This division generates revenue through advertising, marketing and brand messaging sales at premium locations and special events throughout North America, particularly the Unites States of America. Neutron Media leverages strategic partner relationships with organizers of high profile events to offer advertisers branding opportunities via permanent or event driven installations. Outdoor digital signage solutions empower the advertiser with the ability to enrich the customer experience, build brand awareness and loyalty, and drive bottom-line results. Advertisers benefit from the ability to place their ads on giant L.E.D. screens positioned in high traffic venues targeting millions of consumers where and when they make their purchase decisions and brand choices.

          STOCK MARKET SIMULATION AND CONTESTS. Our stock market simulation software business is operated by our wholly owned subsidiary, Stock-Trak. Stock-Trak is an Internet-based, comprehensive financial simulation software and services company based in Atlanta, Georgia serving the educational and corporate markets. Stock-Trak provides a stock market simulation that allows its users to practice trading all types of securities, including stocks, options, futures, mutual funds, bonds and more. Originally conceived in 1990 as an educational tool for college students taking business and finance classes, Stock-Trak transitioned to the Internet in the mid 1990s and grew into a white label solution for corporate and educational organizations interested in offering stock market simulations to their customers and students.

          During the fourth quarter of 2006, we announced our intention to develop and promote an online skill-based stock market simulation contest. Wall Street Survivor, a division of Neutron Media Inc., will operate this business. We are developing a sophisticated and comprehensive financial web portal to: (i) serve as a source of financial information and tools for investors; (ii) conduct stock market performance contests in which participants will compete for cash and other prizes; and (iii) serve as a destination for providers of financial and other services to market their services to users of our website. We expect to generate revenue from entrance fees, recurring monthly subscription fees, and advertising. In pursuit of this model, we acquired Stock-Trak and are developing what we believe will be the most advanced and comprehensive stock market simulation software currently available. We expect to launch the beta version of the fantasy stock market competition during the second quarter of 2007.

PRINCIPAL PRODUCTS AND SERVICES

          The following describes the principal services offered by our event marketing division:

          OUT-OF-HOME AND L.E.D. "Super Screen" Event Marketing. We provide advertising, marketing and brand messaging sales on innovative fixed and mobile L.E.D. screens and custom content for outdoor, broadcast quality messages at major events including CVS Pharmacy's Superscreen on Las Vegas Blvd., the McDonald's Air & Sea Show and The Detroit Auto Show amongst others.

          As a result of our acquisition of Stock-Trak and the development of our skill-based online contest, the following describes the principal products and services that we currently offer and those that we expect to offer through the stock market simulation segment of our business:

          STOCK MARKET SIMULATION FOR STUDENTS AND INDIVIDUALS. Stock-Trak provides a stock market simulation that allows its users to practice trading all types of securities, including stocks, bonds, mutual funds, futures, spots, options, future options and international stocks for educational and other purposes. Stock-Trak allows college professors, students and individual investors to practice trading for educational and other purposes. It also provides educational resources, links to top investment sites, newsletters, and tutorials to help students and interested individuals learn about the stock market and to develop or improve their trading skills.

          BRANDED STOCK MARKET SIMULATION SITES. As a leader in developing portfolio simulations, Stock-Trak also builds branded stock market trading simulation for corporate customers engaged in the financial, media and education industries. Stock-Trak now runs in excess of 40 branded stock simulation sites for its customers.

          WHITE LABEL SOLUTIONS. Stock-Trak also offers white label solutions to financial institutions, universities, brokerage sites and online media properties. Institutions can train employees, provide clients with opportunities to test trading strategies, create further interest in investing, or use the trading platform for customer retention and promotion. These white label solutions are designed to help improve the performance of employees and novice traders.

          WALL STREET SURVIVOR. Wall Street Survivor will offer fantasy online investing contests in a realistic, real-time simulated stock trading environment. It will permit members to manage their own fantasy portfolio and execute trades in 'real-time', risk free, while competing with our community of traders. Our social networking element is intended to provide a unique and exciting collaborative environment where members can exchange ideas and strategies with other people who share the same passion for investing in the stock market. Wall Street Survivor will also provide its members with access to a comprehensive research center, where they can select and review a vast array of personalized market data, news and research designed to broaden their market knowledge and confidence and allow them to make informed trading and investment decisions in a risk-free environment.

GEOGRAPHIC INFORMATION

          During our fiscal years ended December 31, 2006, 2005 and 2004, we conducted business in the United States and Canada. Set forth below are revenue attributable to, and identifiable assets located in each geographic area.

                                     YEARS ENDED DECEMBER 31
                    2006                       2005                      2004
          ------------------------   ------------------------   ----------------------
          UNITED STATES    CANADA    UNITED STATES    CANADA    UNITED STATES   CANADA
          -------------    ------    -------------    ------    -------------   ------
Revenue     $1,943,518    $155,119      $759,118     $261,478         $0        $    0
Assets      $        0    $ 84,694      $      0     $ 96,269         $0        $5,874

STRATEGY

          Our strategy is to continue to sustain and expand our position as a provider of unique event marketing services and to become a leading global provider of web-based, interactive consumer entertainment, business and educational simulation products.

          Key elements of our strategy are as follows:

          ORGANIZATION. During the third quarter of 2006, we sold the assets related to the signage business and focused our efforts on the event marketing and stock market simulation segments. In connection with the sale, all employees involved primarily in the signage business resigned.

          On June 26, 2006, we also retained new management to lead our redirected strategies. Specifically, we retained Rory Olson, Mitchell Rosen and Mark Wolinsky to serve as our Chief Executive Officer, Executive Vice President and Chief Operating Officer, respectively. Each has substantial experience in managing growth oriented companies. In connection with our acquisition of Stock-Trak, we retained Mark Brookshire, the founder of Stock-Trak, to continue to serve as the President of Stock-Trak. We believe his continued involvement will not only help ensure the success of this division, but his experience and expertise in the stock simulation market will be instrumental in the development and distribution of Wall Street Survivor.

          In our event marketing division, we plan to increase the number of people in our sales force in an effort to further increase sales. We pay our sales force primarily by way of commission. Accordingly, we expect that any increase in commission expense will be offset by a related increase in revenues. We continue to hire qualified and trained personnel in the areas of administration, finance and accounting as well as technology to manage our redirected efforts and growth.

          MANAGEMENT PROCESS. In fiscal 2006, we continued to refine our management process. This process provides executive review of each project at all critical phases. The goal is to ensure that our services are competitive in terms of both pricing and quality and are in line with the Company's goals and objectives. With respect to the development of Wall Street Survivor, executive review at each key phase of the development and testing process is performed to ensure a quality portal and to minimize unforeseen delays or costs. Initiatives are also underway to refine budgeting processes and internal controls.

          BUSINESS RELATIONSHIPS. In the event marketing division, we currently maintain well-established relationships with advertisers and organizers of major events.

          In Stock-Trak, we maintain relationships with high schools, colleges and universities and well established corporations and financial institutions. We also maintain relationships with key partners such as McGraw-Hill Publishers who include Stock-Trak coupons or word problems in many of their investment textbooks, ComStock, a leading internet quote provider who provides quotes and other financial information on our web pages as well as The Wall Street Journal, Barron's, Forbes.com, Financial Times and Quote Media.

          We plan to leverage the business relationships we have in our currently operating divisions to help with the success of Wall Street Survivor.

SELLING AND MARKETING

          We market and sell our event marketing services through our direct sales force and administrative offices based in Mississauga, Ontario. Our sales and marketing strategy is to secure orders for our services by direct sales using an established channel of existing relationships with advertisers and organizers of high profile events in North America, primarily in the United States of America. We focus on selling advertising space in venues located in high traffic areas. We also keep current on corporate America's advertising tactics and culture, new product launches, merger and acquisitions, and new product development. We monitor select corporate press releases to identify potential new customers or opportunities.

          Through Stock-Trak, we serve the corporate and educational markets. Our target market in the educational sector includes high schools, colleges and universities worldwide. Our target market for the corporate sector includes financial institutions, Fortune 5000 companies, and publishers.

          Wall Street Survivor will be targeted to the consumer market, including stock market enthusiasts and others with an interest in on-line social networking communities and skill-based contests. The site will be designed to serve everyone from novice to seasoned traders. We intend to launch various advertising campaigns to create awareness of our site and to attract both users and advertisers.

COMPETITION

          Some of our current and potential competitors in the event marketing and stock market simulation businesses have longer operating histories and significantly greater financial, technical, marketing, administrative and other resources than we do. They may have significantly greater name recognition, established marketing relationships and access to a larger installed base of customers. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to design customized products and services to better address customer needs. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse affect on our business, financial condition and results of operations.

          Typically in the Mobile Screen Special Event market we face numerous competitors. We identify our competition to be anyone that provides any source of advertising mediums, whether it be through television, radio, newspaper or billboards. Although other companies do offer advertising on L.E.D. screens, since we focus solely on this type of advertisement, we have developed expertise in the area which we believe gives us a competitive advantage over less specialized competitors. Because we target advertising space in high traffic areas, we are able to provide customers with what we believe to be a cost-effective means of advertising in comparison to other advertising mediums, such as television, radio and newspaper. Many of our current and potential competitors are focused on designing and implementing innovative new methods of display signage. It is possible that alternate technologies and systems that would be directly competitive with our products have been developed but are unknown to us. Such products may also currently be in development, and may be developed by others in the future.

          We believe we compete primarily on the quality and location of the screens we provide, our ability to sell and produce effective advertising messages, the ability to meet customer needs to differentiate their products, and our ability to enter into multiple year contracts with event organizers.

          With respect to Wall Street Survivor, we have identified competitors that include Wall Street Challenge, Fantasy Stock Market, Virtual Stock Exchange, Virtual Shares.Com, Bull Bearings and Virtual Trader.co.uk. The Wall Street Survivor business model is based on the monetization of our site, wherein we plan to exploit emerging revenue streams from both an advertising network (running advertisements on our site's real estate), as well as from membership fees and member service packages. We believe that Wall Street Survivor differentiates itself from its competitors due to its ability to offer real-time trade executions, real-time streaming leaderboards, cash prizes, an integrated social networking platform, and, in time, the ability to offer securities from the leading global exchanges.

          Wall Street Survivor expects competition from companies such as CNBC and The Globe and Mail who hold online stock simulation contests. To date such contests have been held on a periodic basis and for a limited time frame with the primary goal of directing traffic to their web site. Based on our experience in the stock market simulation business and the relationships we have established in this industry, we believe we have the expertise to deliver a premium quality web portal, and will be able to differentiate ourselves from competitors by delivering a better quality portal with more extensive features.

          In the educational market there are several other simulation providers that directly compete with Stock-Trak. Certain of these competitors, such as Investopedia, StocksQuest, Marketocracy and Young Money, offer a free, stocks only simulation. We believe that these competing sites represent a limited competitive challenge because they offer unrealistic trading and reporting, lack the broad range of securities that Stock-Trak permits its participants to trade, and because of their failure to offer strong customer service to their users. We believe they will not attract a large audience in the academic market.

          Stock-Trak's competitors that are fee based, including SMG, OTIS, and Bull Bearings, follow a business model that is more similar to Stock-Trak's model. However, these sites also lack the broad range of securities that Stock-Trak permits its participants to trade and generally charge higher fees than Stock-Trak. SMG poses a significant competitive challenge to Stock-Trak, particularly in the high school education market, due to its alignment with the financial securities industry. Several brokerage firms and exchanges in North America offer a simulation to users that are planning to open real brokerage accounts. We do not believe that these services compete with Stock-Trak's core educational market.

          In the white-label stock simulation market, Stock-Trak has benefited from a decrease in competition as two competitors have stopped offering branded simulations. This has resulted in an increase in business and opportunities that we expect will be reflected in our fiscal 2007 revenues.

SEASONALITY

          We have not experienced any significant seasonality trends to date in our event marketing business, however, seasonality trends may occur in the future. The majority of Stock-Trak's revenue is tied to the university, college and high school markets. As a result, a majority of the revenue is earned during the academic semesters from January to mid-May and then again from September to mid-December. We do not expect any seasonality in our stock market simulation contest.

ENVIRONMENTAL MATTERS

          We do not believe we are materially affected, nor do we expect to be materially affected, by the costs and effects of compliance with environmental laws.

INTELLECTUAL PROPERTY RIGHTS AND PROPRIETARY INFORMATION

          The development and exploitation of our intellectual property rights will become a critical component of our continued business success. We currently rely upon internal security measures to ensure confidentiality, in addition to contractual provisions to protect components of our intellectual property portfolio. It is our general policy to enter into confidentiality agreements with our employees and consultants, and nondisclosure agreements with all other parties to whom we disclose confidential information. We have two valid service marks in place for our Stock-Trak brand. "Stock-Trak" was registered in 1993 and "SMS Stock Market Simulations" was registered in 2002. We recently changed our logo slightly and have applied to have this new logo registered. We have also applied for trademark registration for our Wall Street Survivor brand. In addition, we may apply for legal protection for certain of our other intellectual property in the future. However, we can provide no assurance that we will receive such legal protection or that, if received, such legal protection will be adequate to protect our intellectual property rights.

CUSTOMERS

          The target customers of our event marketing segment are corporate advertisers mainly in the United States of America as well as government agencies and not-for-profit organizations with an interest in leasing advertising space on giant L.E.D. screens in high traffic venues. Our digital signage displays are cost-effective solutions for advertisers in need of communicating their brand in a way that reaches a wide audience at minimal cost.

          The target customers of our stock market simulation segment are universities, high schools, individual investors, financial institutions and corporations involved in the securities industry. Our current customers in the educational market include over 800 college and university professors, over 50,000 college and university students each year, and over 100,000 high school students each year. Stock-Trak also currently serves 80% of the top business schools in the United States. As part of our strategy to expand our sales globally and through our partnerships with global publishing partners, we intend to serve the market of top business schools worldwide. The corporate market includes financial institutions, universities, brokerage sites and online media properties. We have built customized stock trading simulation platforms for over 40 corporations involved in the financial and education industries.

          Our stock market simulation contest will be targeted at stock market enthusiasts and others with an interest in on-line social networking communities and skill-based contests. Addressable market includes active traders, stock brokers, day traders, employees within the financial services sector, students, owners of individual and corporate retirement plans, investors at large, and more generally anyone with a general interest in the stock market.

REGULATORY AND LEGISLATIVE ISSUES

          We are subject to a variety of laws and regulations applicable to companies engaged in the skill-based contests. In addition, various federal and state civil and criminal laws prohibit internet based gambling. Because the nature of our services is relatively new and is rapidly evolving, we may not be able to accurately predict which regulations will be applied to our business and we may become subject to new or amended regulations.

          On October 13, 2006, the Unlawful Internet Gambling Enforcement Act of 2006 became effective. This law prohibits financial institutions from transferring funds which could be utilized in connection with, or to facilitate, unlawful internet gambling and imposes civil and criminal penalties on persons that engage in the business of internet betting or wagering. Certain online games and fantasy sports are explicitly excluded from the definition of Internet gambling. The United States Attorney and the Federal Reserve Board are required to issue regulations under the new law no later than July 10, 2007. We do not believe the law applies to our proposed operation of skill-based stock simulation contests, future regulations, judicial interpretations or legislation could apply to our current or proposed business.

          In addition to federal law, all states have statutory and regulatory prohibitions on illegal gambling. These laws are generally focused on prohibiting betting on games of chance or the outcome of sporting events. Certain states prohibit, restrict or regulate contests, particularly with respect to payment of entry fees and the size and source of prizes to participants in such contests, and certain other states require registration of contests. Since our stock market simulation contest is a skill-based activity, we believe that most state laws and regulations are inapplicable to our current and proposed operations.

          We believe we are currently in compliance with all applicable state and federal laws and regulations related to our business. We continually monitor our activity and changes in such laws in order to ensure, to the best extent possible, that we remain in compliance with such laws. State and federal regulation of internet based activity, including on-line gaming, is evolving and there can be no assurance that future legislation, regulation, judicial decisions, US Attorney, or state attorney general actions will not restrict or prohibit activities such as our proposed stock market simulation contests. Such regulation would have a material adverse effect on our business and operations.

EMPLOYEES

          As of the date of this report, we have 29 employees comprised of 5 executive officers, 10 involved in marketing, sales and licensing, 8 involved in technology, and 6 involved in general and administrative. We also use outside consultants from time to time on an as needed basis for various services, including technology, marketing and sales. None of our employees are represented by a labor union, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

ITEM 1A. RISK FACTORS.

          An investment in our company involves a high degree of risk. You should carefully consider the following risk factors in addition to other information in this report before purchasing our securities. The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company, our industry and our stock. In addition to these risks, our business may be subject to risks currently unknown to us. If any of these or other risks actually occurs, our business may be adversely affected, the trading price of our common stock may decline, and you may lose all or part of your investment.

                       RISKS ASSOCIATED WITH OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND DO NOT EXPECT TO BEGIN GENERATING POSITIVE CASH FLOWS FROM OPERATIONS UNTIL THE FOURTH QUARTER OF 2007. We have experienced net losses in each fiscal quarter since our inception and as of December 31, 2006, had an accumulated deficit of $37.15 million. We incurred net losses to common shareholders of approximately $9.16 million during the year ended December 31, 2006 and approximately $4.39 million during the year ended

December 31, 2005. As a result of these conditions, the report of our independent accountants issued in connection with the audit of our financial statements as of and for our fiscal year ended December 31, 2006 contained a qualification raising a substantial doubt about our ability to continue as a going concern. While we expect that our cash flows from operations will improve during 2007, our net losses from operations will decrease during the next six months, and we will begin generating positive cash flows from operations during the fourth quarter of 2007, we can provide no assurance that these expectations will be met. As a result, we may continue to generate losses and negative cash flows from operations for the foreseeable future.

IN ORDER TO EXECUTE OUR BUSINESS PLAN OR COVER EXPENSES IN CONNECTION WITH UNFORESEEN EVENTS, WE MAY NEED TO RAISE ADDITIONAL CAPITAL WHICH MAY NOT BE AVAILABLE ON TERMS ACCEPTABLE TO US, IF AT ALL. In order to execute our current business plan and support future growth, we may need to raise additional capital. We believe that our current cash resources will be sufficient to sustain our current operations for the next twelve months. The amount of funding required will, however, be determined by many factors, some of which are beyond our control, and we may require such funds sooner than currently anticipated or to cover unforeseen expenses. As a result, we may need to raise additional funds during the next 12 months. We expect that any such funding would be raised through sales of our equity securities or issuances of debt. Should we require additional funding, general market conditions or the then-current market price of our common stock may not support capital raising transactions. We have not made arrangements to obtain additional financing and we can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all. If we cannot raise funds when they are needed or if such funds cannot be obtained on acceptable terms, we may not be able to pay our costs and expenses as they are incurred, create or manage new stock market contests, execute our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements or in the extreme case, liquidate the Company. This may seriously harm our business, financial condition and results of operations.

WE ARE AN EARLY STAGE COMPANY WITH AN UNPROVEN BUSINESS MODEL WHICH MAKES IT DIFFICULT TO EVALUATE OUR CURRENT BUSINESS AND FUTURE PROSPECTS. We are an early stage company introducing new services and technologies. We entered the event marketing industry in 2005. Prior to that time, we engaged in relatively limited operations due to our lack of available capital. Accordingly, we have only a limited operating history and have not generated a material amount of revenue upon which to base an evaluation of our current business and future prospects. In addition, in the fourth quarter of 2006, we commenced the execution of our plan to develop and distribute a skill-based stock market simulation contest. Although our executive management team has substantial experience in developing and managing businesses, we have never developed or offered such a technology and there can be no assurance that we will be able to successfully develop and market such technology. As a result, we have very limited historical data and the revenue and income potential of our business is unproven. If we are unable to continue to provide reliable and cost efficient services to our existing customers and increase the size of our business, we may be unprofitable or, in the extreme case, forced to cease operations. Before purchasing our common stock, you should consider an investment in our common stock in light of the risks, uncertainties and difficulties frequently encountered by early-stage companies in new and evolving markets such as ours, including those described herein. We may not be able to successfully address any or all of these risks. Failure to adequately address such risks would have a material adverse effect on our financial condition and results of operation and could cause our business to fail.

IF WE ACQUIRE ANY COMPANIES OR PRODUCTS IN THE FUTURE, SUCH COMPANIES AND PRODUCTS COULD PROVE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND ADVERSELY AFFECT OUR OPERATING RESULTS. We may acquire or make investments in complementary technology companies, businesses, assets, products and services in the future. We have only made a limited number of acquisitions to date, and therefore, our ability to make acquisitions or investments is unproven. Acquisitions and investments involve numerous risks, including:

     - difficulties in integrating operations, technologies, services and personnel;

     - the diversion of financial and management resources from existing operations;

     -    the risk of entering new markets;

     -    the potential loss of key employees; and

     - the inability to generate sufficient revenue to offset acquisition or investment costs.

          As part of our review of potential acquisition targets, we conduct business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in any particular transaction. Despite our efforts, we may be unsuccessful in ascertaining or evaluating all such risks, might not realize the intended advantages of any given acquisition, and may not identify all of the risks relating to the acquisition. In addition, if we finance any acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted which could affect the market price of our stock. As a result, if we fail to properly evaluate and execute any acquisitions or investments, our business and prospects may be seriously harmed.

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

OUR CONTINUED GROWTH COULD STRAIN OUR PERSONNEL AND INFRASTRUCTURE RESOURCES, AND IF WE ARE UNABLE TO IMPLEMENT APPROPRIATE CONTROLS AND PROCEDURES TO MANAGE OUR GROWTH, WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS PLAN. We are beginning to experience rapid growth in our operations, which is placing, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. Our future success will depend in part upon the ability of our management to manage growth effectively. This may require us to hire and train additional personnel to manage our expanding operations. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our growth, we may be unable to execute our business plan.

WE ARE DEPENDENT ON OUR MANAGEMENT TEAM, AND THE LOSS OF ANY KEY MEMBER OF THIS TEAM MAY PREVENT US FROM IMPLEMENTING OUR BUSINESS PLAN IN A TIMELY MANNER. Our success depends largely upon the continued services of our executive officers and other key management and development personnel. Each of our executive officers may terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our executive officers or key employees could seriously harm our business, financial condition or results of operations. In such an event we may be unable to recruit personnel to replace these individuals in a timely manner, or at all, on acceptable terms.

BECAUSE COMPETITION FOR OUR TARGET EMPLOYEES IS INTENSE, WE MAY NOT BE ABLE TO ATTRACT AND RETAIN THE HIGHLY-SKILLED EMPLOYEES THAT WE NEED TO SUPPORT OUR PLANNED GROWTH. To execute our growth plan, we must attract and retain highly-qualified personnel. We need to hire additional personnel primarily in on-line marketing, technical support, customer service and administration. Competition for these personnel remains intense, especially for individuals with high levels of experience in designing and developing sophisticated web based software. We may not be successful in attracting and retaining qualified personnel. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we fail to attract new personnel or retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

FOREIGN CURRENCY RISK. Our revenues are predominately denominated in U.S dollars but certain salaries and overhead costs are payable in Canadian dollars. Accordingly, we are subject to currency risk and unfavorable changes in the exchange rate may adversely affect our operating results. We do not currently use derivative instruments or foreign currency contracts to reduce our exposure to foreign currency risk. Although we do not believe that the risks relating to foreign currency fluctuations are material to our business, we continually monitor the risk and, depending on the nature, amount and timing of foreign currency transactions, we may, in the future, enter into foreign currency contracts to mitigate the risk.

CREDIT RISK. We manage our credit risk with respect to accounts receivable by dealing primarily with large creditworthy customers and by billing whenever possible in advance of rendering services or making commitments. We believe that we are not subject to significant concentration of credit risk. As of December 31, 2006, we had one customer who represented 8.5% of consolidated accounts receivable.

COMPETITIVE PRESSURES. Potential competitors may be more established and have substantially greater resources, greater and more highly-skilled staff, and many of them have substantially greater experience in the marketing of their services. In addition, one or more of our competitors may have developed or may succeed in developing technologies and services that are more effective than any of ours, rendering our technology and services obsolete or noncompetitive.

OUR COMPETITIVE POSITION WILL BE SERIOUSLY DAMAGED IF OUR SERVICES AND TECHNOLOGIES ARE FOUND TO INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS. Other companies and our competitors may currently own or obtain patents or other proprietary rights that might prevent, limit or interfere with our ability to make, use or sell our services and technologies. As a result, we may be found to infringe the intellectual property rights of others. The internet industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results could be adversely affected. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of our resources. An adverse result from intellectual property litigation could force us to do one or more of the following:

     - cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

     - obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; and

     -    redesign services that incorporate the disputed technology.

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

OUR SYSTEMS MAY BE VULNERABLE TO SECURITY RISKS OR SERVICE DISRUPTIONS THAT COULD HARM OUR BUSINESS. Although we have taken measures to secure our systems against security risks and other causes of disruption of electronic services, our servers are vulnerable to physical or electronic break-ins and service disruptions, which could lead to interruptions, delays, loss of data or the inability to process customer requests. Such events could be very expensive to remedy, could damage our reputation and could discourage existing and potential customers from participating in our contests. Any such events could substantially harm our business, results of operations and financial condition.

OUR FAILURE TO ADEQUATELY PROTECT OUR WALL STREET SURVIVOR BRAND AND OTHER INTELLECTUAL PROPERTY COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS. Intellectual property is important to our success. We generally rely upon confidentiality procedures and contractual provisions to protect our business, proprietary technology and Wall Street Survivor brand. Our general policy is to enter into confidentiality agreements with our employees and consultants, and nondisclosure agreements with all other parties to whom we disclose confidential information. We have two valid service marks in place for our Stock-Trak brand. "Stock-Trak" was registered in 1993 and "SMS Stock Market Simulations" was registered in 2002. We recently changed our logo slightly and have applied to have this new logo registered. We have also applied for trademark registration for our Wall Street Survivor brand. In addition, we may apply for legal protection for certain of our other intellectual property in the future. However, we can provide no assurance that we will receive such legal protection or that, if received, such legal protection will be adequate to protect our intellectual property rights. Any such legal protection we obtain may be challenged by others or invalidated through administrative process or litigation. As a result, our means of protecting our proprietary technology and brands may be inadequate. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Any such infringement or misappropriation could have a material adverse effect on our business, financial condition and results of operations.

INTERNATIONAL EXPOSURE. International operations are subject to a number of risks inherent in operating in different countries. These include, but are not limited to, risks regarding restrictions on repatriation of earnings and changes in the legal, political or economic conditions of a specific country or region, particularly in emerging markets. The occurrence of any of these events or conditions could adversely affect our ability to sell our services in various countries. Our operations could be harmed by factors including political instability, natural disasters, fluctuations in currency exchange rates and changes in regulations that govern international transactions. We expect to sell our stock market simulation services worldwide. The risks inherent in international trade may reduce our international sales and harm our business and the businesses of our customers and our suppliers. These risks include:

     -    political instability, war, terrorism and other political risks;

     -    foreign currency exchange rate fluctuations;

     - compliance with a variety of foreign laws and regulations, including unexpected changes in taxation and regulatory requirements;

     - greater difficulty in safeguarding intellectual property than in the U.S.; and

     -    difficulty in staffing and managing geographically diverse operations.

These and other risks may preclude or curtail international sales or increase the relative price of our services compared to those provided from other countries, reducing the demand for our services.

                       RISKS ASSOCIATED WITH OUR INDUSTRY

GENERAL ECONOMIC CONDITIONS. The outdoor signage media industry is cyclical and as a result it is subject to downturns in general economic conditions and changes in client business and marketing budgets. A significant portion of our business is with large multinational businesses, which are less impacted by downturns in the economy. In an effort to offer our clients services on a North American scale, and to manage our exposure to broad economic conditions, we have diversified our event marketing revenue geographically, by operating events across North America, mainly within the United States of America. Our new interactive stock market fantasy portal will provide further diversification of our revenue sources once the business begins to generate revenues.

CHANGES IN REGULATIONS AND POLICIES REGARDING INTERNET GAMING COULD HARM OUR BUSINESS. There are a variety of state and federal laws and regulations governing internet gaming, including the Internet Gambling Enforcement Act of 2006. Although we believe that our proposed skill-based stock market simulation contest is outside the scope of most of these regulations, any changes in existing laws, rules or regulations or in the interpretation of such laws, rules or regulations, could restrict, condition or limit our proposed internet activities, or result in the imposition of substantial fines or other regulatory penalties. Any of the forgoing could have a significant adverse effect on our business, financial condition and results of operations.

                         RISKS ASSOCIATED WITH OUR STOCK

THERE IS NO ESTABLISHED PUBLIC MARKET FOR OUR COMMON STOCK. Our common stock is not listed on any regional or national securities exchange or the Nasdaq Stock Market. Our common stock is currently eligible for trading on the OTC Bulletin Board. Securities trading on the OTC Bulletin Board are generally substantially less liquid than securities trading on national and regional securities exchanges or the Nasdaq Stock Market. We can provide you with no assurance that an established public market will develop for our common stock or, if such a market develops, that it will be sustained.

FUTURE SALES OF OUR COMMON STOCK MAY CAUSE OUR STOCK PRICE TO DECLINE. As of the date of this report, we have 49,314,749 shares of common stock outstanding. Of this amount, 30,794,600 are freely tradable without restriction or further registration under the Securities Act, unless the shares are purchased by our affiliates. The remaining 18,520,149 shares of common stock outstanding are "restricted securities" as that term is defined under Rule 144 of the Securities Act. None of our directors, executive officers, or employees are subject to lock-up agreements or market stand-off provisions that limit their ability to sell shares of our common stock. In addition, none of our outstanding shares are subject to lock-up agreements or market stand-off provisions. The sale of a large number of shares of our common stock, or the belief that such sales may occur, could cause a drop in the market price of our common stock.

WE MAY NEED TO RAISE ADDITIONAL FUNDS IN THE FUTURE, AND SUCH ADDITIONAL FUNDING MAY BE DILUTIVE TO STOCKHOLDERS OR IMPOSE OPERATIONAL RESTRICTIONS. We are authorized to issue up to 200,000,000 shares of common stock and 10,000,000 shares of preferred with such rights, designations and preferences as our board of directors may determine. Although we expect that our current cash resources will be adequate to support our operations over the next 12 months, we can provide no assurance that these expectations will be met. Accordingly, we may be required to raise additional funds in the future to sustain our operations. Our board of directors can issue additional shares and set the terms of future offerings of our securities without further action by our stockholders. Should we be required to raise additional capital in the future to help fund our operations, we expect to raise such funds through sales of shares of our common stock or securities convertible into shares of our common stock, as well as issuances of debt. Such additional financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants which may limit our operating flexibility. If additional capital is raised through the issuances of shares of our common stock or securities convertible into shares of our common stock, the percentage ownership of existing stockholders will be reduced. These stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, AND THESE FLUCTUATIONS MAY CAUSE OUR STOCK PRICE TO FALL. The market price of our common stock has fluctuated significantly to date. In the future, the market price of our common stock could be subject to significant fluctuations due to general market and economic conditions and in response to our financial performance. Our operating results will likely vary in the future primarily as the result of fluctuations in our billings, revenues and operating expenses. We expect to incur additional operating expenses in the future as we expand our selling and marketing activities related to our stock market simulation contests, hire additional personnel, and comply with our SEC reporting requirements. If our results of operations do not meet the expectations of our shareholders or the investment community, the price of our common stock may decline. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have affected the market price of many small and micro-cap companies, and that have often been unrelated or disproportionate to the operating performance of companies

WE DO NOT PAY DIVIDENDS. We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future profits from operations to fund growth and do not expect to pay any dividends in the foreseeable future. Accordingly, investors who seek dividend income should not purchase our shares. The return, if any, from purchase of our shares will result from appreciation in the price of our shares.

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

WE ARE NOT SUBJECT TO CERTAIN OF THE CORPORATE GOVERNANCE PROVISIONS OF THE SARBANES-OXLEY ACT OF 2002. Since our common stock is not listed for trading on a national securities exchange, we are not subject to certain of the corporate governance requirements established by the national securities exchanges pursuant to the Sarbanes-Oxley Act of 2002. These include rules relating to independent directors, director nomination, audit and compensation committees, retention of audit committee financial expert and the adoption of a code of ethics. Although two of our directors are considered independent and we have separately designated board committees, we are not in full compliance with such standards. Unless we voluntarily elect to fully comply with those obligations, which we have not to date, the protections that these corporate governance provisions were enacted to provide, will not exist with respect to the Company. While we may make an application to have our securities listed for trading on a national securities exchange, which would require us to fully comply with those obligations, we can not assure you that we will make such application, that we would be able to satisfy applicable listing standards, or if we did satisfy such standards, that we would be successful in such application.

STANDARDS FOR COMPLIANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002 ARE UNCERTAIN, AND IF WE FAIL TO COMPLY IN A TIMELY MANNER, OUR BUSINESS COULD BE HARMED AND OUR STOCK PRICE COULD DECLINE. Rules adopted by the SEC pursuant to
Section 404 of the Sarbanes-Oxley Act of

2002 require annual assessment of our internal controls over financial reporting, and attestation of this assessment by our independent registered public accountants. The SEC has extended the compliance dates for smaller public companies, including us. Accordingly, we believe that the annual assessment of our internal controls requirement will first apply to our annual report for our first fiscal year ended December 31, 2007 and that the first attestation report of our assessment that our independent registered public accounting firm will need to complete will be required in connection with the preparation of our annual report for our fiscal year ending December 31, 2008. Compliance with these rules will require us to incur increased general and administrative expenses and management attention. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal controls over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

          None.

ITEM 2. PROPERTIES.

          We lease the following office space:

          1. Our corporate headquarters and principal offices are located at 3500 DeMaisonneuve West, 2 Place Alexis Nihon, Suite 1650 in Montreal, Quebec, Canada, where we lease approximately 6,000 square feet of space for a monthly rent payment of approximately C$8,200. This lease expires on October 31, 2010.

          2. Our event marketing operations are conducted at 450 Matheson Boulevard, Unit 67, Mississauga, Ontario, Canada, where we lease approximately 7,500 square feet office space for a monthly rent payment of approximately C$5,200 which increases over the term of the lease. This lease expires on February 28, 2010. We sublet approximately half of this space.

          3. Our stock market simulation business is conducted at 3355 Lenox Road, Suite 800, Atlanta, Georgia, where we lease approximately 2,000 square feet of space for a monthly rent of approximately $2,700 which increases approximately 3% each year. This lease expires on June 30, 2009.

          We believe that our office space is adequate to support our current operations and that adequate additional space is available to support projected growth in our operations over the next 12 months.

ITEM 3. LEGAL PROCEEDINGS.

          In 2005, we filed a complaint against Paul Frame in the United States Federal District Court sitting in the Southern District of New York. In the suit, we are seeking to cancel 1,000,000 shares of common stock we issued to Mr. Frame in exchange for services that Mr. Frame agreed to provide to us. Mr. Frame never rendered these services to us. As of the date of this report, Mr. Frame has failed to answer the complaint.

          We may from time to time become involved in litigation relating to claims arising in the ordinary course of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

          Our common stock currently trades on the OTC Bulletin Board under the symbol "NTRN". The following table sets forth the range of high and low bid prices for shares of our common stock on the OTC Bulletin Board for the periods indicated, as reported by Nasdaq. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

          FISCAL YEAR ENDING DECEMBER 31, 2006    HIGH    LOW
          ------------------------------------   -----   -----
          Quarter ended December 31, 2006        $2.51   $2.10
          Quarter ended September 30, 2006        2.52    2.00
          Quarter ended June 30, 2006             2.55    1.56
          Quarter ended March 31, 2006            3.05    1.95

          FISCAL YEAR ENDED DECEMBER 31, 2005     HIGH     LOW
          -----------------------------------    -----   -----
          Quarter ended December 31, 2005        $3.09   $1.85
          Quarter ended September 30, 2005        3.65    1.65
          Quarter ended June 30, 2005             2.40    1.50
          Quarter ended March 31, 2005            2.55    1.25

          The last price of the Company's common stock as reported on the OTC Bulletin Board on March 26, 2007, was $1.82 per share.

HOLDERS

          As of March 26, 2007, the number of stockholders of record of our common stock was 33. Based on our broker inquiry conducted in connection with the distribution of proxy solicitation materials in connection with our special meeting of shareholders on August 3, 2006, we believe there are a substantial number of additional beneficial owners of our common stock who hold their shares with their brokers in "street name".

DIVIDENDS

          We have not paid any cash dividends on our common stock to date, nor do we expect to pay any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to finance the operation and development of our business.

PERFORMANCE GRAPH

          The following graph shows the total return to our stockholders compared to the S&P 500 Index and the S&P Composite 1500 Advertising Index over the period from October 21, 2002 (the first date on which sales of shares of our common stock were reported) to December 31, 2006. Each line on the graph assumes that $100 was invested in our common stock and the respective indices at the closing price on October 21, 2002. The graph then presents the value of these investments, assuming reinvestment of dividends, through the close of trading on December 31, 2006. Our stock currently trades on the OTC Bulletin Board, is not listed on a national exchange, and has limited trading volume. Prior to September, 2004, trading in our stock was sporadic, resulting in significant changes in the trading price of our stock.

                                     [CHART]

                                         BASE                     YEARS ENDING
                                        PERIOD
COMPANY / INDEX                        10/21/02   12/31/02   12/31/03   12/31/04   12/31/05   12/31/06
---------------                        --------   --------   --------   --------   --------   --------
Neutron Enterprises, Inc.                 100      196.08     2941.18    2205.88    1960.78    2205.88
S&P 500 Index                             100       98.12      126.27     140.01     146.88     170.08
S&P Composite 1500 Advertising Index      100      105.93      136.23     135.86     127.02     150.39

          The cumulative total return shown on the stock performance graph indicates historical results only and is not necessarily indicative of future results.

RECENT SALES OF UNREGISTERED SECURITIES

          On March 2, 2007, we sold 250,000 units at a price of $2.00 per unit for gross cash proceeds of $500,000, consisting of 250,000 shares of common stock and warrants to purchase an additional 125,000 shares of common stock. Each unit consists of one (1) share of our common stock and a warrant to purchase one-half (1/2) share of our common stock at a purchase price of $2.50 per share. The foregoing securities were issued pursuant to an offering (the "Private Offering") solely to accredited investors of up to 4,000,000 units consisting of 4,000,000 shares of common stock and warrants to purchase 2,000,000 shares of common stock. The warrants are immediately exercisable and have a term of two years.

          Under the terms of the Private Offering, the exercise price and the number of shares issuable upon exercise of the warrant will be adjusted for stock splits, combinations, recapitalization and stock dividends. In the event of a consolidation or merger in which the Company is not the surviving corporation, lawful provision shall be made so that upon exercise of the warrant the holder shall be entitled to receive the number of shares of stock or other securities or property of the successor entity that such holder would have been entitled to receive if the warrant had been exercised immediately prior to such transaction, and the surviving corporation shall assume the obligations and liabilities of the warrant, subject to modifications as the board of directors in good faith deems appropriate.

          The units were sold in a private placement transaction solely to a limited number of accredited investors resident outside of the United States, pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), without engaging in any advertising or general solicitation of any kind. We incurred transaction based fees of $10,000 together with warrants to purchase 20,000 shares of common stock (equal to 8% of the number of units subscribed for) at an exercise price of $2.50 per share. The warrants are identical to the warrants issued to investors in the Private Offering, except that they contain a cashless exercise provision.

ITEM 6. SELECTED FINANCIAL DATA.

          The selected financial data set forth below should be read in conjunction with the "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and our consolidated financial statements and notes thereto included elsewhere in this report. The statement of operations data for the years ended December 31, 2006, 2005 and 2004, and the balance sheet data as of December 31, 2006, 2005 and 2004 have been derived from audited consolidated financial statements included elsewhere in this report or our other filings with the Securities and Exchange Commission. The historical results are not necessarily indicative of the results of operations to be expected in the future.

          We were formed in 2000. In 2004, we entered the life sciences and nanotechnology industries and in 2005, we entered the event marketing business. Prior to 2004, we were unsuccessful in executing our business plan and thus, did not generate any revenues or incur any significant operating expenses. For this reason, we do not believe that financial information related to periods prior to 2004 has any significance or would provide any meaningful information to the reader regarding our current operations or any trends in our financial performance or condition. Accordingly, we have not included information regarding periods prior to 2004 in the table below.

STATEMENT OF OPERATIONS DATA:      FOR FISCAL YEAR ENDED DECEMBER 31,

                                    2006          2005         2004
                                -----------   -----------   -----------
Revenues                        $ 2,098,637   $ 1,020,596            --
Net Loss                         (9,160,675)   (4,391,298)  (23,479,549)
Net loss per common share -
   basic and diluted                  (0.20)        (0.10)        (0.72)

BALANCE SHEET DATA:                             AT DECEMBER 31,

                                          2006        2005       2004
                                       ---------   ---------   ---------
Total assets                           3,806,695   1,492,488   2,084,086
Current liabilities                      939,107     869,519     311,963
Long-term obligations                         --          --          --
Cash Dividends                                --          --          --
Total stockholders' equity (deficit)   2,867,588     622,969    (270,377)

ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to assist the reader in understanding our results of operations and financial condition. Management's Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements beginning on page F-1 of this report. This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to us on the date hereof, and, except as required by law, we assume no obligation to update any such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in Section 1A above captioned "RISK FACTORS" and elsewhere in this report.

BACKGROUND

          We were incorporated in 2000 to operate an online web based heavy equipment marketing company. The business plan was unsuccessful due to the competitive nature of the industry and a commercial downturn in use of the Internet for purchase of costly heavy equipment. In December 2004, we acquired certain assets from DVT Group and Elumalite Technologies, which together with our business development activities, transitioned us into an operating company. In January 2005, we acquired certain assets of Sharp Marketing. This provided us with a platform to display and sell advertising on mobile screens, a business that we currently operate as Neutron Media. Included in the asset purchase was a database of advertisers which provided us with advertising leads for our media board deployment.

          During the quarter ended September 30, 2006, our new management team completed its initial evaluation of our business, assets, prospects, and opportunities. As part of this evaluation, we determined to sell certain assets, continue the operation and expansion of our event marketing business, and pursue a new business opportunity by developing and marketing a skill-based stock market simulation contest distributed via the Internet. In furtherance of this plan, we sold the assets related to our signage business to a company owned by Michael Singh, who formerly served as the Director of Global Sales of our Neutron Media (formerly DSBN) subsidiary and on January 3, 2007, we acquired Stock-Trak, Inc., an Atlanta, Georgia based provider of stock market portfolio simulation software and services to the education and corporate markets.

OVERVIEW

          As of March 31, 2007, we operate in two distinct segments: (i) event marketing; and (ii) stock market simulation software for the educational, corporate and consumer markets. As of December 31, 2006, there was just one business segment. Leveraging our existing stock market simulation platform, Stock-Trak's existing customer base, and the experience of our management team, we are currently developing and promoting an online skill-based stock market simulation contest.

          Our event marketing business is operated by our wholly-owned subsidiary, Neutron Media. This division generates revenue through advertising, marketing and brand messaging sales at premium locations and special events throughout North America, particularly the United States of America. Neutron Media leverages strategic partner relationships with organizers of high profile events to offer advertisers branding opportunities via permanent or event driven installations. Outdoor digital signage solutions empower the advertiser with the ability to enrich the customer experience, build brand awareness and loyalty, and drive bottom-line results. Advertisers benefit from the ability to place their ads on giant L.E.D. screens positioned in high traffic venues targeting millions of consumers where and when they make their purchase decisions and brand choices.

          Our stock market simulation software business is operated by our wholly owned subsidiary, Stock-Trak. Stock-Trak is a leading provider of stock market simulation software primarily to the educational and corporate markets. Stock-Trak allows college professors, students and individual investors to practice trading stocks, bonds, mutual funds, futures, spots, options, future options and international stocks for educational and other purposes. Stock-Trak also builds branded stock market trading simulation platforms for corporate customers engaged in the financial, media and education industries. Stock-Trak runs in excess of 40 branded stock simulation sites for its clients. Stock Trak also offers white label solutions to financial institutions, universities, brokerage sites and online media properties. Institutions can train employees, provide clients with opportunities to test trading strategies, create further interest in investing, or use the trading platform for customer retention and promotion. These white label solutions are designed to help improve the performance of employees and novice traders.

          During the fourth quarter of 2006, we announced our intention to develop and promote an online skill-based stock market simulation contest. We are developing a sophisticated and comprehensive financial web portal to (i) serve as a source of financial information and tools for investors, (ii) conduct stock market performance contests in which participants will compete for cash and other prizes, and (iii) serve as a destination for providers of financial and other services to market their services to users of our website. We expect to generate revenue from entrance fees, recurring monthly subscription fees, and advertising. In pursuit of this model, we acquired Stock-Trak and are developing what we believe will be the most advanced and comprehensive stock market simulation software currently available. We expect to launch the beta version of the fantasy stock market competition during the second quarter of 2007.

KEY PERFORMANCE INDICATORS

          Our key performance indicators are customer orders received (bookings), recognized revenue, and deferred revenue. We measure bookings as the dollar value of contractual agreements entered into with customers in the period that result in either revenue recognized in the period, deferred revenue at the end of the period, or expected billings in future periods. Generally, an increase in our bookings will result in an increase in our revenue and/or deferred revenue. For our event marketing segment, the timing of bookings is uncertain as we sell to both companies and government organizations. For our Stock-Trak segment, the majority of past revenues have been tied to the educational market and, therefore, the majority of revenue is earned during the academic semesters from January to mid-May and then again from September to mid-December. We expect Wall Street Survivor to generate revenues from advertising, entrance fees and recurring monthly subscription fees. We are uncertain as to the timing of such revenues but do not expect them to be subject to any seasonality.

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

          The market for stock market simulation services consists of all high schools, colleges and universities that offer business curricula to their students as well as corporations involved in the financial and securities industries.

          We also believe there is a large and viable market for our proposed stock market simulation contest and financial web portal as evidenced by the success of recent stock market contests sponsored by CNBC and The Globe and Mail. While we believe that our new site will represent a unique vehicle to both educate and entertain relating to the stock market, we also believe the potential to generate revenue is significant. Online multi-player games and community based Internet portals are among the fastest growing areas on the Internet today. This new competition is targeted directly at the nexus of these growth areas. We are highly focused on developing this new business into a destination site, with compelling demographics for advertisers and the opportunity to develop a significant Internet community with multiple ways to generate revenue from the enrolled base.

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

          Our primary strategic objectives over the next 12 months are to strengthen our position in the market for marketing event services, continue to develop and distribute our stock market simulation software and services to the educational and corporate markets, establish a viable skill-based stock market contest, and generate a substantial increase in revenue. We plan to achieve these objectives by increasing our direct sales force, developing the most advanced stock market simulation software and web portal, and creating an effective marketing campaign to generate interest, participation and ultimately revenue from our stock market simulation contests.

          Our operating units have inherent risk. Our future is largely dependent upon our success in building an infrastructure and executing our business plan. We plan to further invest in development of proprietary technologies. Unanticipated technical obstacles can arise at any time, disrupt sales activities, and result in lengthy and costly delays. See "RISK FACTORS" set forth in Item 1A above for a more complete discussion of the risks that are part of our business.

          Revenue for the year ended December 31, 2006 was $2,098,637 compared to $1,020,596 for the year ended December 31, 2005. We expect revenue to continue to increase based on the expected successful completion of certain event marketing assignments underway at year end, expected revenues from Stock-Trak, and the commencement of our stock market simulation contest business. To date, we have incurred operating losses, as our revenues have not achieved a sufficient level to support our salaries and general and administrative expenses. We expect to incur operating losses during most of fiscal 2007, and may need additional operating funds to support our growth. We anticipate that existing cash resources will be adequate to support operations for the next twelve months, however, we may need to raise additional capital to cover unforeseen expenses. The execution of our stock market contest initiative will require substantial investment in product development and marketing for which we may be required to raise additional capital. See "LIQUIDITY AND CAPITAL RESOURCES" below. Reductions in expenditures or the failure to raise required capital could delay development and adversely affect our ability to generate future revenues.

CRITICAL ACCOUNTING POLICIES

          Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the United States. The significant accounting policies used by us in preparing our financial statements are described in note 2 to our audited financial statements included elsewhere herein and should be read to ensure a proper understanding and evaluation of the estimates and judgments made by management in preparing those financial statements.

          Inherent in the application of some of these policies is the judgment by management as to which of the various methods allowed under generally accepted accounting principles is the most appropriate to apply to the Company. In addition, management must take appropriate estimates at the time the financial statements are prepared.

          The methods, estimates and judgments we use in applying our accounting policies, in conformity with generally accepted accounting principles in the United States, have a significant impact on the results we report in our financial statements. We base our estimates on our historical experience, our knowledge of economic and market factors, and on various other assumptions that we believe to be reasonable under the circumstances. The estimates affect the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

          Although all of the policies identified in note 2 to our audited financial statements are important in understanding the financial statements, the policies discussed below are considered by management to be central to understanding the financial statements, because of the higher level of measurement uncertainties involved in their application. We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis when such policies affect our reported and expected financial results.

          REVENUE RECOGNITION. During fiscal 2006, we derived our revenue primarily from two sources: (i) product sales revenue and (ii) revenue arising from the sale of advertising on L.E.D. screens, which we refer to as "Event Marketing." Pursuant to the sale of our signage business during the third quarter of 2006, product sales ceased. Prior to the sale, product sales revenues were recognized in the periods that products were shipped to customers, FOB shipping point or destination, per contract, if a signed contract exists, the revenue is fixed and determinable, collection of resulting receivables is probable and there are no remaining obligations. Revenues from Event Marketing are generally recognized over the specified term of the particular agreement.

Revenues related to our stock market simulation segment will be recognized once persuasive evidence of an arrangement exists, delivery has occurred, the revenue is fixed or readily determinable and collection is reasonably assured.

          STOCK-BASED COMPENSATION AND OTHER STOCK-BASED PAYMENTS. Effective Fiscal 2005, the Company prospectively adopted Financial Accounting Standard
(FAS) 123(R), "Share Based Payment" which requires the use of the fair value method for all stock-based compensation transactions. The application of this accounting methodology requires management to estimate a number of variables, including the risk free rate, the expected life of the related options and warrants, and the expected volatility of the stock price. The amounts determined for these variables, which are detailed in Note 12 of our consolidated financial statements, have a significant impact on the values assigned to the stock options and warrants issued by the Company.

          SOFTWARE DEVELOPMENT. The Company uses SOP 98-1 "Accounting for the costs of Computer Software developed for Internal Use". Under this standard, the Company capitalizes the costs of software being developed for its internet business, until the software development stage has been completed, after which it is amortized over a period estimated to represent the useful life of the software. The software is for internal use. Prior to Fiscal 2006, the Company did not incur any software development costs.

          For a more complete discussion of our accounting policies and procedures, see the notes to our audited consolidated financial statements beginning on page F-9.

RECENT ACCOUNTING PRONOUNCEMENTS

          In June 2006, FASB issued Accounting for Uncertain Tax Positions - an Interpretation of FASB Statement No. 109, FIN 48, which prescribes a recognition and measurement model for uncertain tax positions taken or expected to be taken in the Company's tax returns. FIN 48 provides guidance on recognition, classification, presentation and disclosure of unrecognized tax benefits. Management is required to adopt this statement effective January 1, 2007 and is currently assessing the impact on the Company's financial statements.

          In September 2006, FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands fair value disclosures. The standard does not require any new fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007. Management is currently assessing the impact on the Company's financial statements.

RESULTS OF OPERATIONS

          The following is intended to assist the reader in understanding our results of operations and financial condition, is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements beginning on page F-1 of this report.

COMPARISON OF YEARS ENDED DECEMBER 31, 2006 AND 2005

          REVENUE. The following sets forth our revenues for the fiscal years ended December 31, 2006 and 2005:

                               REVENUE FOR THE YEARS ENDED DECEMBER 31

BY TYPE OF SERVICE         2006      % OF TOTAL      2005      % OF TOTAL
                        ----------   ----------   ----------   ----------
Product sales           $   26,069         1%     $  268,686       26%
Event marketing sales    2,072,568        99%        751,910       74%
                        --------------------      -------------------
                        $2,098,637       100%     $1,020,596      100%
                        ====================      ===================

BY CUSTOMER LOCATION      2006       % OF TOTAL      2005      % OF TOTAL
                        ----------   ----------   ----------   ----------
Canada                  $  155,119         7%     $  261,478       26%
United States            1,943,518        93%        759,118       74%
                        --------------------      -------------------
                        $2,098,637       100%     $1,020,596      100%
                        ====================      ===================

          Our revenue represents our compensation for services provided or product sold. Revenue for the year ended December 31, 2006 was $2.10 million as compared to $1.02 million for the year ended December 31, 2005. The increase in revenue resulted from the increased levels of activity in the current year and a full year of operations in 2006 as compared to 2005 when our focus during most of the first quarter was on organizational activities required to build our business. After reviewing the status of certain projects underway at December 31, 2006, the expected revenues from Stock-Trak, and commencement of our stock market simulation contest, we expect revenue to continue to increase during fiscal 2007. We expect event marketing sales and revenue from our stock market simulation contest to drive revenue growth in 2007.

          OPERATING EXPENSES. Our operating expenses consist of salaries and benefits, general and administrative expenses, occupancy costs, foreign exchange and depreciation. Salaries and benefits expenses include salaries, employee benefits, incentive compensation, contract labor and other payroll related costs, which are expensed as incurred. General and administrative costs include business development, office costs, technology, and professional services. Occupancy costs represent the costs of leasing and maintaining Company premises. Stock-based compensation expenses may be included in salaries and benefits or general and administrative costs, as further described below.

          Operating expenses increased $6.35 million or 166% to $10.18 million for the year ended December 31, 2006 as compared to $3.83 million for the year ended December 31, 2005. Changes in operating expenses are as follows:

          SALARIES EXPENSE. Salaries expense increased $6.06 million to $7.66 million during the year ended December 31, 2006 as compared to $1.60 million in the year ended December 31, 2005, an increase of 380%. The increase was primarily the result of our retaining four additional executive officers during 2006 and the issuance of options and shares of common stock to our officers and employees. In that regard, included in salaries expense in fiscal 2006 are non-cash stock-based compensation of $6.17 million, comprised of options granted to our executive officers and other employees, and shares of common stock granted to our CEO. The salaries expense to revenue ratio for the year ended December 31, 2006 was 365%. As a result of expected increased sales in fiscal 2007, and reduced non-cash stock-based compensation, we expect our salaries expense to revenue ratio for fiscal 2007 to decrease from the level experienced in fiscal 2006.

          GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $0.24 million to $2.27 million for the year ended December 31, 2006, from $2.03 million for the year ended December 31, 2005, an increase of 12% due primarily to an increase in professional fees. The general and administrative expense to revenue ratio was 108% for the year ended December 31, 2006. Included in general and administrative expense in 2005 was the value of common shares and warrants in the amount of $1.17 million in exchange for services provided. Included in general and administrative expense in 2006, is $1.16 million related to stock based compensation, of which $0.97 million relates to the issuance of options and $0.19 relates to the issuance of shares. We expect our general and administrative costs to increase in fiscal 2007 as a result of our acquisition of Stock-Trak and the promotion and operation of our new stock market simulation contest business.

          OCCUPANCY COSTS. Occupancy costs increased $0.05 million to $0.22 million for the year ended December 31, 2006, from $0.17 million for the year ended December 31, 2005, an increase of 28% due primarily to our lease of additional space in Montreal. The occupancy cost to revenue ratio was 11% for the year ended December 31, 2006. We expect our occupancy costs to increase in 2007 as a result of our acquisition of Stock-Trak and its related lease costs in Atlanta, Georgia.

          DEPRECIATION EXPENSE. Depreciation expense remained relatively constant at $0.03 million during the year ended December 31, 2006 as compared to $0.03 million for the year ended December 31, 2005. We expect this amount to increase in fiscal 2007 as additional assets are purchased to support the further growth of the business.

          NET LOSS. We had a net loss of $9.16 million for the year ended December 31, 2006, compared to a net loss of $4.39 million for the year ended December 31, 2005. The $4.77 million increase in net loss was primarily the result of the $6.35 million increase in our operating expenses which was partially offset by the $1.08 million increase in our revenues. This was further offset by a decrease in non-recurring expenses consisting of a $0.27 million write-off of inventory upon sale of certain assets of our digital signage business in 2006, included in cost of goods sold, as compared to a $0.75 million write-off of intangible assets in 2005. We expect our net loss will decrease in 2007 as we expect revenues to continue to increase and stock-based compensation, which constituted our largest expense in 2006, to decrease in 2007.

COMPARISON OF YEARS ENDED DECEMBER 31, 2005 AND 2004

          REVENUE. The following sets forth our revenues for the fiscal years ended December 31, 2005 and 2004:

                          REVENUE FOR THE YEARS ENDED DECEMBER 31

BY TYPE OF SERVICE         2005      % OF TOTAL   2004   % OF TOTAL
                        ----------   ----------   ----   ----------
Product sales           $  268,686        26%      $0       N/A
Event marketing sales      751,910        74%       0       N/A
                        --------------------      -------------
                        $1,020,596       100%      $0       N/A
                        ====================      =============

BY CUSTOMER LOCATION       2005      % OF TOTAL   2004   % OF TOTAL
                        ----------   ----------   ----   ----------
Canada                  $  261,478        26%      $0       N/A
United States              759,118        74%       0       N/A
                        --------------------      -------------
                        $1,020,596       100%      $0       N/A
                        ====================      =============

          Our revenue represents our compensation for services provided or products sold. Revenue for the year ended December 31, 2005 was $1.02 million. We did not generate any revenue during the year ended December 31, 2004. During fiscal 2004, we made certain strategic asset acquisitions, recruited additional staff and in 2005, began to generate revenue.

          OPERATING EXPENSES. Our operating expenses consist of salaries and benefits, general and administrative expenses, occupancy costs, foreign exchange and depreciation. Salaries and benefits expenses include salaries, employee benefits, incentive compensation, contract labor and other payroll related costs, which are expensed as incurred. General and administrative costs include business development, office costs, technology and professional services. Occupancy costs represent the costs of leasing and maintaining Company premises.

          Operating expenses increased by 115% to $3.83 million for the year ended December 31, 2005 from $1.78 million for the year ended December 31, 2004. Changes in operating expenses are as follows:

          SALARIES EXPENSE. Salaries expense for the year ended December 31, 2005 was $1.60 million compared to $0.14 million for the year ended December 31, 2004. Included in salaries expense in fiscal 2005, was stock based compensation of $0.60 million. We did not incur any stock based compensation in fiscal 2004. The balance of the increase in salaries expense was due to the additional personnel added during 2004 and 2005. The salaries expense to revenue ratio for the year ended December 31, 2005 was 156.4%.

          GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $2.03 million for the year ended December 31, 2005, from $1.64 million for the year ended December 31, 2004, an increase of $0.39 million. The increase resulted primarily from additional professional fees and travel expenses in fiscal 2005, offset by lower stock based compensation expense. The general and administrative cost to revenue ratio was 198.5% for the year ended December 31, 2005. Included in general and administrative expense is the value of stock options, common shares and warrants issued in exchange for services provided with a total value of $1.17 million in fiscal 2005, and $1.44 million in fiscal 2004.

          OCCUPANCY COSTS. Occupancy costs increased to $0.17 million for the year ended December 31, 2005 from less than $0.01 million for the year ended December 31, 2004, an increase of $0.17 million. The increase was due to leasing additional space during fiscal 2005. The occupancy cost to revenue ratio was 17.1% for the year ended December 31, 2005.

          DEPRECIATION EXPENSE. Depreciation expense for the year ended December 31, 2005 was $0.03 million. We did not incur any depreciation expense for the year ended December 31, 2004.

          NET LOSS. We had a net loss of $4.39 million for the year ended December 31, 2005, compared to a net loss of $23.48 million for the year ended December 31, 2004. Included in the losses for fiscal 2005 and fiscal 2004, were write-offs of the intangible assets of $0.75 million and $21.66 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

          We continue to experience negative cash flow from operating activities as we continue to invest in the development of our new business and experience growth in our existing business. As of December 31, 2006, we had working capital of $2.52 million and a cash and cash equivalents balance of $2.80 million compared to working capital of $0.07 million and a cash balance of $0.09 million at December 31, 2005. The increase in working capital resulted primarily from $4.09 million of net proceeds from sales of our equity securities, offset in part by the net cash used in operating activities of $1.60 million. Our current liabilities remained essentially constant.

          Net cash used in operating activities for the year ended December 31, 2006 was $1.60 million, compared to $1.67 million for the year ended December 31, 2005. The use of cash during both years was primarily to finance our operating loss.

          Net cash provided by financing activities for the year ended December 31, 2006 was $3.89 million compared to $1.00 million for the year ended December 31, 2005. During 2006, we had short term borrowings of $1.01 million and raised net proceeds of $4.09 million from the sale of our equity securities, which were offset by repayment of $1.21 million of short term debt. In 2005, we realized net proceeds of $0.81 million from sales of our common stock and $0.20 million from short term borrowings.

          Net cash provided by investing activities during the year ended December 31, 2006 was $0.43 million compared to $0.68 million used in investing activities during the year ended December 31, 2005. We received $0.46 million from the repayment of our loan receivable and $0.24 million from the sale of inventory during 2006 which was offset by acquisition costs related to our January 3, 2007 acquisition of Stock-Trak, and software development costs. In 2005, we provided a loan of approximately

$0.46 million to our Chinese manufacturing partner, and acquired intangible assets and property and equipment totaling approximately $0.22 million.

          On January 3, 2007, we acquired Stock-Trak, Inc. for a cash payment of $1.987 million, subject to post-closing adjustment, and the issuance of 647,249 shares of our common stock.

          Between November 2006 and the date of this report, we have raised gross proceeds of $4.8 million through the sale of 2,400,000 units consisting of 2,400,000 shares of common stock and warrants to purchase 1,200,000 additional shares of common stock. The warrants are immediately exercisable at $2.50 per share and terminate two years from the date of grant.

          On March 23, 2007, we issued a secured convertible note in the principal amount of $2,100,000. The note accrues interest at the rate of 8% per annum payable at maturity, is convertible at anytime at the option of the holder into shares of our common stock at a conversion price of $2.50 per share, and is secured by all of our assets. The convertible note is due the earlier of (i) eighteen months after issuance, (ii) upon an event of default, or (iii) at the option of the holder, in the event that we raise an aggregate of $7,000,000, either through the issuance of debt or equity or any combination thereof.

          The forgoing sets forth the principal sources of our financing during the past twelve months. We do not currently maintain a line of credit or term loan with any commercial bank. During 2006, we maintained a secured credit facility with a non-bank financial institution to a maximum of $3.0 million, and have drawn on this facility during the year to meet cash requirements. As of the date of this report, there is no outstanding amount due under the facility and we do not expect to draw additional funds from this source. To date, our capital needs have been principally met through the receipt of proceeds from sales of our equity and debt securities. Any cash balances in excess of our current operating requirements will be invested in interest-bearing, investment-grade securities. We believe that our current cash resources are adequate to support the amounts set forth below under the caption "CONTRACTUAL OBLIGATIONS," and execute our plan to develop and distribute a stock market simulation contest offering during the next twelve
(12) months.

          As of the date of this report, we have cash resources of approximately $2.30 million. We currently use approximately $0.35 million per month to conduct operations and expect this amount will increase based on increased salary expenses, research and development costs, and marketing expenses associated with our current and proposed businesses. We believe that sales will continue to ramp up and contribute cash in fiscal 2007 and we have flexibility to adjust the level of research and development and selling and administrative expenses based on the availability of resources.

          Based on our current cash position, projected cash receipts, expenditures and level of operations, we believe we have adequate funds to support our operations for the next twelve months. The amount of funding required will, however, be determined by many factors, some of which are beyond our control, and we may require funding sooner than currently anticipated or to cover unforeseen expenses. As a result, we may need to raise additional funds during the next

12 months. We expect to raise any additional funding through the issuance of our debt and equity securities. The sale of additional equity securities will result in dilution to our shareholders. We have no commitment for any additional financing and we can provide no assurance that such financing, if needed, will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be required to delay or scale back our operations, which could delay development and adversely affect our ability to generate future revenues.

CONTRACTUAL OBLIGATIONS

          The following summarizes our material long-term contractual obligations as of December 31, 2006:

                                             PAYMENTS DUE BY PERIOD
                                       LESS THAN                            MORE THAN
CONTRACTUAL OBLIGATIONS     TOTAL        1 YEAR     1-3 YEARS   3-5 YEARS    5 YEARS
                          -----------------------------------------------------------
LONG-TERM DEBT                    --          --           --         --         --
CAPITAL LEASES                    --          --           --         --         --
OPERATING LEASES          $  434,271    $ 77,167   $  281,460    $75,644      $0.00
PURCHASE OBLIGATIONS              --          --           --         --         --
EMPLOYMENT AGREEMENTS     $1,707,568    $682,169   $1,025,399      $0,00      $0.00
                          ----------    --------   ----------    -------      -----
TOTAL                     $2,141,839    $759,336   $1,306,859    $75,644      $0.00

OFF-BALANCE SHEET ARRANGEMENTS

          As of December 31, 2006, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Due to our operations in Canada, we are subject to market risks related to foreign currency fluctuations. We do not use derivative financial instruments to reduce our exposure to risk related to foreign currency fluctuation. Due to the relatively limited size of our international operations, we do not believe that market risks related to foreign currency fluctuations are material to our business. We continually monitor this risk and depending on the nature, amount and timing of foreign currency transactions, we may, in the future, enter into foreign currency contracts to mitigate this risk. We are also exposed to market risk related to interest rate sensitivity. Our cash equivalents and short-term investments are conservative in nature, with a focus on preservation of capital. Due to the short-term nature of our investments and our investment policies and procedures, we have determined that the risks associated with interest rate fluctuations related to these financial instruments are not material to our business. We do not use derivative financial instruments in our operations and are, therefore, not subject to market or other risks associated with such instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          Our audited consolidated financial statements at December 31, 2006, and 2005 and for each of the years ended December 31, 2006, 2005 and 2004, respectively, begin on page F-1 of this report located immediately after the signature page.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Amounts are in millions of dollars (except per share amounts)

                                                                      QUARTER
                                                        FIRST    SECOND    THIRD     FOURTH
2006
Revenue                                                $  0.51   $ 0.59   $  0.44   $  0.56
Gross Profit                                              0.37     0.19      0.21      0.29
Net Income (loss) before Extraordinary Items             (0.67)   (1.59)    (3.50)    (3.40)
Earnings (loss) per common share - basic and diluted    ($0.01)  ($0.03)   ($0.08)   ($0.07)
2005
Revenue                                                $  0.02   $ 0.41   $  0.34   $  0.25
Gross Profit (loss)                                       0.02     0.41     (0.09)    (0.16)
Net Income (loss) before Extraordinary Items             (1.76)   (0.17)    (1.16)    (1.30)
Earnings (loss) per common share - basic and diluted    ($0.04)  ($0.00)   ($0.03)   ($0.03)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A. CONTROLS AND PROCEDURES.

          As of December 31, 2006, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

          There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

          None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND  CORPORATE GOVERNANCE.

          The following chart sets forth certain information about each of our directors and executive officers.

       NAME         AGE               POSITIONS HELD
-----------------   ---   --------------------------------------
Rory Olson           48   Chairman of the Board of Directors and
                          Chief Executive Officer
Andrew M. Gertler    46   Director
F. Bryson Farrill    78   Director
Steve Shaper         70   Director
Paul Denommee        53   Director
Mitchell Rosen       48   Executive Vice President
Ciaran Griffin       49   Chief Financial Officer
Mark Wolinsky        34   Chief Operating Officer
Mark Brookshire      42   President, Stock-Trak, Inc.

          The following is a brief summary of the business experience of each of the above-named individuals:

     RORY OLSON, 48, has served as our Chief Executive Officer since June 26, 2006, and as Chairman of the Board of Directors of the Company's since August 3, 2006. From March 2004 until joining the Company, Mr. Olson served as Chief Operating Officer of Airborne Entertainment Inc., a Montreal, Canada based publisher of mobile entertainment content, including licensed brands, which are distributed through various wireless partners including Cingular, Verizon and Sprint. Between October 1999 and October 2002, Mr. Olson served as the President and Chief Executive Officer of Surefire Commerce, Inc., a public company that specialized in credit card and debit payment processing and risk management for internet gaming and online shopping companies. In 1998, as Chief Operating Officer of IMPACT Immedia, a Canadian public company, he oversaw the merger of Bell Canada's electronic commerce division into IMPACT Immedia, which created BCE Emergis which became a leading provider of electronic commerce solutions. In 1995, he co-founded and served as Chief Executive Officer of Totalnet, Inc., an internet service provider which grew to become Canada's largest private internet service provider before it was sold to IMPACT Immedia in 1996.

          ANDREW M. GERTLER, age 46, has been a director of the Company since August 2004 and served as President of the Company from August 2004 until June 26, 2006. From 2001 to March 2004, Mr. Gertler served as Managing Director of Gestion Jean-Paul Auclair Inc. a private equity firm. From 1997 to April 2001, he served as director and held various executive officer positions with Hudson Advisors Canada, a private Company which acted as a Real Estate Advisory Company and provided asset management services across Canada and the United States to both the Lone Star Opportunity Fund and the Brazos Opportunity Fund. He has also served as director of ProMetic Life Science, Inc., a biopharmaceutical company which is traded on the Toronto Stock Exchange (symbol PLI). Mr. Gertler holds a B.Comm from McGill University and an M.B.A. from the Richard Ivey School of Business at the University of Western Ontario.

          PAUL DENOMMEE, age 53, has been a director of the Company since July 2004. Mr. Denommee served as the Chief Financial Officer of the Company from February 2004 to January 2006. Paul Denommee has been in the insurance and mortgage brokerage business for over 25 years, with a special focus on insurance fraud. Mr. Denommee is a mortgage broker and principal of Multives for the last five years. Mr. Denommee is past President of the Mortgage Association for the Province of Quebec, and Vice President for Cimble Canadian Institute of Mortgage Lenders and Brokers, which is comprised of over 5,000 mortgage lenders across Canada. Prior experience includes Andrew Hamilton Insurance, based in Ottawa, Canada, where he was the Senior Analyst for Canadian Fraud Investigation Claims, and had similar responsibilities for The Guarantee Company of North America.

          F. BRYSON FARRILL, age 78, has been a director of the Company since February 2006. He is also currently a Senior Partner of Belgravia Financial, a European real estate investment company based in London, England, a position he has held since March 2001. Previously, Mr. Farrill was a member of the New York Stock Exchange. Prior to that, he held a variety of senior and executive-level positions, including President of McLeod Young Ltd., and Chairman with McLeod Young Weir International (now Scotia McLeod). He was also a member of the Executive Committee for McLeod Young Weir Ltd. While at McLeod Young Weir Ltd., Mr. Farrill was instrumental in rapidly growing the company and creating a significant international presence by opening offices in London, Paris, Zurich and Geneva, as well as establishing business strategies for Tokyo and Hong Kong. Mr. Farrill currently serves as an Advisor and/or Board Member of several leading companies, including Swiss Medica, Inc., a public company that files reports with the SEC and whose shares are traded on the OTCBB, Balaton Group Inc., Power Technology, Inc., a public company that files reports with the SEC and whose shares are traded on the OTCBB, Crowflight Minerals Inc., and Devine Entertainment, Inc. a public company that files reports with the SEC and whose shares are traded on the Pink Sheets LLC.

          STEVE SHAPER, 70, has been a director of the Company since August 22, 2006. Mr. Shaper has been a partner with Convergent Investors, a private equity venture capital firm based in Houston, Texas since 2000. From 1997 to 2000, Mr. Shaper served as Chief Executive Officer of TeleCheck Services, Inc., a $420 million check guarantee and Verification Company based in Houston, Texas. Mr. Shaper was on the original board of directors of Payment Services Company, the Houston TeleCheck franchise which grew to be the largest franchise and eventually took over management of the entire TeleCheck system. He joined Payment Services full-time in 1987 as Executive Vice President of Marketing and was instrumental in its growth. Prior to TeleCheck, Mr. Shaper was an owner or partner in more than 30 manufacturing, distribution, and importing companies. Mr. Shaper is currently a board member of several companies in a variety of industries including Optimal Group, a public company whose share are traded on Nasdaq and in Canada. Mr. Shaper earned a Mechanical Engineering degree from Rice University and an MBA from Harvard Business School.

          MITCHELL ROSEN, 48, has served as the Executive Vice President of the Company since July 1, 2006. From September 2004 until joining the Company, Mr. Rosen served as an independent advisor and consultant to numerous businesses engaged in various industries including manufacturing and distribution, regarding strategic planning and capital formation issues. From February 2002 until September 2004, he served as Director of Non-Ferrous Metals for Triple M Metal, the largest scrap metal processor in Canada. From September 2000 until February 2002, Mr. Rosen served as an independent consultant and advisor to various businesses regarding strategic planning and capital formation issues. From 1989 until 2000, Mr. Rosen served as the Chief Financial Officer and later Chief Operating Officer of Dominion Metal & Refining Works Ltd., a Quebec, Canada based scrap metal processing company. Mr. Rosen is a Chartered Accountant and worked in public accounting for seven years. Mr. Rosen also earned a Bachelor of Commerce degree from McGill University.

          CIARAN GRIFFIN, 49, has served as the Chief Financial Officer of the Company since February, 2006. Mr. Griffin is a Chartered Accountant and a Chartered Financial Analyst. From October 1998 until October 2002, Mr. Griffin served overseas on assignment with ADIA, a multi-billion dollar international investment fund, where he was responsible for all aspects of financial and management reporting and fund performance analytics. He also led a best practice initiative mandated to implement innovate new software applications and to redesign business processes to improve their efficiency and effectiveness. Since returning to Canada, Mr. Griffin worked as an accounting consultant for an insurance company from April 2003 to October 2003, and as Director of Finance for Envoy Communications Group Inc., a NASDAQ and TSX listed marketing company, from December 2003 to January 2006, where he was responsible for the quarterly and annual financial statements and other regulatory filings. Mr. Griffin earned a Bachelor of Commerce degree from the University of Toronto.

          MARK WOLINSKY, 34, has served as the Chief Operating Officer of the Company since July 1, 2006. From September 2004 until joining the Company, Mr. Wolinsky has been the principal of Maximus Group, a business strategy and financing consultancy firm focused on advising early stage and middle market technology and telecommunications companies. In 2001, Mr. Wolinsky co-founded and served as the Co-Chief Executive Officer of Spotnik Mobile, Inc., which became one of Canada's leading wireless internet companies. During his tenure, Mr. Wolinsky obtained venture capital financing and grew the company to become one of the largest service providers of its kind in Canada at the time it was sold to Telus Corporation, Canada's second largest telecommunications company, in August 2004. Prior to founding Spotnik, from 1999 until 2001, Mr. Wolinsky served as Senior Consultant in the strategic advisory group of Adventis, a Boston based international consulting firm where he focused on evaluating and commercializing new market and business opportunities, as well as turn around strategies, for Fortune 500 companies. Mr. Wolinsky earned a Master of Business Administration from the Richard Ivey School of Business at the University of Western Ontario and a Bachelor of Arts from the University of Western Ontario.

          MARK BROOKSHIRE, 42, has served as the President of our wholly-owned subsidiary, Stock-Trak, Inc. since January 3, 2007. Mr. Brookshire founded Stock-Trak in 1990 and served as the President and sole owner of Stock-Trak until we acquired the company. During this time he led the continuous development of the original Stock-Trak site from its initial offerings of just stock and mutual funds to its current site that includes options, futures, bonds and 25 exchanges around the world. Prior to founding Stock-Trak, Mr. Brookshire was a consultant at Deloitte & Touche in its Emerging Business Services Group. Mr. Brookshire earned a master's degree in management from Georgia Tech.

CODE OF BUSINESS CONDUCT AND ETHICS

          We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our Code of Business Conduct and Ethics is designed to deter wrongdoing and promote:
(i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
(ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications that we make; (iii) compliance with applicable governmental laws, rules and regulations; (iv) prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and (v) accountability for adherence to the code. A copy of our Code of Business Conduct and Ethics is included herein as Exhibit 14.1.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Section 16(a) of the Exchange Act requires that our officers and directors and persons who beneficially own more than 10% of our common stock file initial reports of ownership and reports of changes in beneficial ownership of our common stock with the SEC. They are also required to furnish us with copies of all Section 16(a) forms that they file with the SEC. Based solely on our review of the copies of such forms received by us, or written representations from such persons that no reports were required for those persons, we believe that all Section 16(a) filing requirements were satisfied in a timely fashion during our fiscal year ended December 31,

2006 except that each of Messrs. Gertler, Denommee, Farrill, Olson, Griffin and Brookshire failed to timely file a Form 3 upon being appointed to serve as an executive officer or director of the Company, Mr. Denommee failed to timely file a Form 4 reporting options granted and shares sold in 2006, and Mr. Gertler failed to file a Form 4 reporting options granted in 2005 and 2006.

SECURITY HOLDER NOMINATIONS OF DIRECTORS

          Since June 30, 2006, the date we last provided disclosure regarding procedures by which security holders may recommend nominees to serve as directors of the Company, our Board of Directors formed a Nominating Committee. Since that time, neither the Nominating Committee nor the Board of Directors has implemented any changes to the procedures by which security holders may recommend nominees to serve as directors of the Company.

AUDIT COMMITTEE FINANCIAL EXPERT

          Our board of directors maintains a separately designated audit committee. The members of the audit committee are F. Bryson Farrill, Chair, Andrew Gertler and Steve Shaper. Since our inception, we have conducted limited operations, have had a limited number of employees, and generated limited revenues. In light of the foregoing, and the need to conserve our financial resources to execute our business plan, our Board of Directors concluded that the benefits of retaining an individual who qualifies as an "audit committee financial expert," would be outweighed by the costs of retaining such a person. As a result, no member of our Board of Directors qualifies as an "audit committee financial expert."

ITEM 11.  EXECUTIVE COMPENSATION.

                      COMPENSATION DISCUSSION AND ANALYSIS

          The Compensation Committee of our Board of Directors (the "Committee") has responsibility for establishing, implementing and monitoring adherence with our compensation philosophy. The Committee was created on October 3, 2006, prior to which the Company's compensation matters were decided by our Board of Directors. The Committee approves, administers and interprets our executive compensation and benefit policies, including our Amended 2005 Stock Plan. The Committee is appointed by our Board of Directors, and consists entirely of directors who are "outside directors" for purposes of Section 162(m) of the Internal Revenue Code and "non-employee directors" for purposes of Rule 16b-3 under the Securities Exchange Act of 1934. The following sets forth the philosophy and objectives of the Committee and provides a discussion of its executive compensation policies and practices.

OVERVIEW OF COMPENSATION PROGRAM

          The Committee's goal is that the total compensation paid to our executive officers is fair, reasonable and competitive. The following discusses the compensation and benefits provided to our named executive officers. The "named executive officers" are the persons who were, as of December 31, 2006, our principal executive officer (CEO), our principal financial officer (CFO), the two most highly compensated executive officers, other than the CEO and CFO, and our former CEO.

COMPENSATION PHILOSOPHY AND OBJECTIVES

          Our executive compensation philosophy and objectives are as follows:

               -    to align compensation with creation of stockholder value;

               - to provide market competitive compensation to attract and retain talented executives;

               - to link incentive compensation to continuous improvements in strategic and operating performance;

               - to ensure fairness among the executive management team by recognizing the contributions each executive makes to our success; and

               - to foster a shared commitment among executives by coordinating their company and individual goals.

          The Committee believes the current compensation arrangements provide our CEO and other executive officers incentive to perform at superior levels and in a manner directly aligned with the economic interests of our stockholders. The Committee approves and periodically evaluates our compensation policies applicable to the executive officers so that: (i) we maintain the ability to attract and retain excellent employees in key positions; and (ii) compensation provided to executive officers remains competitive relative to the compensation paid to similarly situated executives in the competitive market. To this end, the Committee believes that executive compensation should include both cash and stock-based compensation that rewards performance as measured by Company performance.

INDEPENDENT CONSULTANT

          The Committee has the authority to retain and use the services of an independent executive compensation consulting firm. To date, the Committee has not retained such a consultant to assist it in its duties.

2006 EXECUTIVE COMPENSATION COMPONENTS

          The existing executive compensation program consists of two primary elements:

               -    base salary; and

               -    long-term incentive/stock-based awards.

Each of these compensation elements is described in detail in this discussion and analysis.

COMPETITIVE BENCHMARKING

          We do not believe that it is appropriate to establish compensation levels primarily based on benchmarking. We believe that information regarding pay practices at other companies is useful in two respects, however. First, we recognize that our compensation practices must be competitive in the marketplace. Second, this marketplace information is one of the many factors that we consider in assessing the reasonableness of compensation.

BASE SALARY

          We provide named executive officers with base salary to compensate them for services rendered during the fiscal year. For each position, the Committee establishes a base salary that takes into consideration the position and its responsibility along with information related to the Company's marketplace.

          During its review of base salaries for executives, the Committee primarily considers:

               -    information relating to the Company's marketplace;

               - internal review of the executive's compensation, both individually and relative to other officers;

               -    recommendations of the CEO; and

               -    individual performance.

          Salary levels are typically reviewed annually as well as upon other changes in job responsibilities. Increases for named executive officers are reviewed and approved by the Committee based on the criteria listed above.

          In June 2006, the Board of Directors resolved to retain an experienced executive to undertake a comprehensive review and analysis of our current assets and explore alternative business strategies to drive stockholder value. The Board of Directors determined that Mr. Olson was the most attractive candidate and approved a compensation package for Mr. Olson consisting mainly of restricted stock and options to purchase common stock. In lieu of receiving cash salary, Mr. Olson received 500,000 shares of restricted stock which vest quarterly over an 18-month period commencing on the date of grant and constitutes a significant portion of his compensation. Even though the value of the restricted stock at the time of grant was higher than the cash salary that we would have paid to Mr. Olson, this compensation package allowed us to: (i) obtain the most attractive candidate; (ii) conserve our cash resources; and
(iii) align Mr. Olson's interests with the interests of our stockholders. Concurrent with the retention of Mr. Olson, we retained Mitchell Rosen and Mark Wolinsky to serve as our Executive Vice President and Chief Operating Officer, respectively. Their employment agreements provided for conservative base salaries relative to their experience level, and as explained more fully below, a large equity component.

          The following table shows the current base salary for each of our named executives (actual base salary paid to each during 2006 are included in the Summary Compensation Table):

EXECUTIVE      CURRENT BASE SALARY
----------------------------------
Mr. Olson                    *
Mr. Rosen            $211,575**
Mr. Griffin          $132,234
Mr. Wolinsky         $198,351***

* In lieu of cash salary, we issued 500,000 shares of restricted common stock to Mr. Olson, which vest in equal quarterly installments over an 18 month period.

**   Initial base salary was $158,681.

***  Initial base salary was $154,273.

LONG-TERM INCENTIVES

          Our long-term incentive program is a key element of our total compensation program. Long-term incentives are a large component of variable compensation and provide a strong tie to long-term stockholder value. Our long-term incentive compensation historically has consisted of awards of stock options, and to a lesser extent, restricted stock.

          STOCK OPTIONS. Stock options reward management for increases in our stock price above the price at the time the options are granted and thus provide a direct link to creation of stockholder value. The awards of stock options for 2006 took place at various times during the year. Most were issued in June 2006 when we retained Mr. Olson to serve as our chief executive officer and recruited an experienced management team to assist him in executing a new business plan. In order to attract and incentivize qualified candidates, the Board of Directors concluded that it was necessary to provide competitive compensation packages with meaningful upside potential notwithstanding our limited cash resources at that time. In that regard, the employment agreements with Messrs. Rosen and Wolinsky provided for the grant of options to purchase 1,500,000 and 800,000 shares of common stock, respectively. The issuance of these options allowed us to conserve our cash resources, provide a strong performance incentive, and align the interests of Messrs. Rosen and Wolinsky with those of our stockholders. In August 2006, we granted additional options to purchase common stock to certain executive officers for increased levels of activity and to bring such officers' incentive compensation in line with our other executive officers.

          RESTRICTED STOCK. Restricted stock grants build executive stock ownership and focus executives on long-term company performance. Furthermore, awards of restricted stock are consistent with current market practice. The restricted stock awards have dividend and voting rights. Awards of all restricted stock require approval of the Committee. To date, we have only issued restricted stock to Mr. Olson, which is described in more detail above.

PERFORMANCE EVALUATION AND ROLE OF OFFICERS IN SETTING COMPENSATION

          The Committee makes all final decisions regarding compensation for all executive officers. The Committee evaluates the performance of each of the other executive officers, in some cases in conjunction with the Audit Committee in the case of evaluating the senior financial management. The Committee may, at its own discretion, include the CEO in deliberations and the approval process for the compensation of other executive officers. For the CEO's compensation, the Committee will evaluate his performance against performance objectives. These objectives include specific measurable financial performance metrics and achievement of business strategy milestones. The Committee will monitor the performance of the CEO against these goals throughout the year and determine the final year-end evaluation. The Committee will make its compensation decision for the CEO based on this evaluation.

OTHER BENEFITS

          The Company provides a benefit plan, consisting of health insurance and life insurance, to its employees.

EXECUTIVE COMPENSATION EMPLOYMENT AGREEMENTS

          We have entered into written employment agreements with each of our executive officers, which provide for various benefits, including severance payable under certain circumstances. These employment agreements are designed to promote stability and continuity among our senior management team. A complete description of these agreements is set forth below under the caption "EMPLOYMENT AGREEMENTS INCLUDING CHANGE OF CONTROL AND SEVERANCE PAYMENTS; OPTIONS AND RESTRICTED STOCK ISSUED TO OFFICERS."

TAX AND ACCOUNTING IMPLICATIONS

DEDUCTIBILITY OF EXECUTIVE COMPENSATION - SECTION 162(m) COMPLIANCE

          Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a public corporation's tax deduction for compensation paid to its chief executive officers and any of its four other most highly compensated officers in excess of $1,000,000 in any year. Compensation that qualifies as "performance-based compensation" is excluded from the $1,000,000 deductibility cap, and, therefore, remains fully deductible by the corporation that pays it. We intend that stock options granted under the Plan will qualify as performance-based compensation.

CONCLUSION

          We strive to ensure that each element of compensation delivered to the named executive officers is reasonable and appropriate as compared to the type and levels of compensation and benefits provided to executives in the marketplace. We also believe that such compensation should properly reflect the performance and results achieved by each individual. We have also established performance measures that ensure that each component of compensation is aligned with stockholder interests. Along with the Committee, we continually monitor trends in executive pay to ensure that recommendations and plan design reflect best practice.

                           SUMMARY COMPENSATION TABLE

          The following table sets forth the compensation for the fiscal years ended December 31, 2006 for services to us in all capacities, of the named executive officers:

                                         SALARY   STOCK AWARDS   OPTION AWARDS     TOTAL
  NAME AND PRINCIPAL POSITION    YEAR     ($)        ($)(4)          ($)(5)         ($)
------------------------------------------------------------------------------------------
Rory Olson (1)
Chief Executive Officer          2006        --     1,200,000      2,741,715     3,941,715

Mitchell Rosen(1)
Executive Vice President         2006    79,341            --      1,044,771     1,124,112

Ciaran Griffin(2)
Chief Financial Officer          2006   121,215            --        179,755       300,970

Mark Wolinsky(1)
Chief Operating Officer          2006    77,137            --        627,285       704,422

Andrew Gertler (3) (6)
Former Chief Executive Officer   2006   127,011            --        481,059       608,070


(1) Messrs. Olson, Rosen and Wolinsky began serving as executive officers of the Company on June 26, 2006.

(2) Mr. Griffin was appointed as Chief Financial Officer of the Company effective as of February 1, 2006.

(3) Mr. Gertler served as the Chief Executive Officer of the Company from August 2004 until June 26, 2006.

(4) The assumptions used in calculating the value of the stock awards are located in note 12 of our consolidated financial statements.

(5) The assumptions used in calculating the value of the option awards are located in note 12 of our consolidated financial statements.

(6) Mr. Gertler's compensation for his service as a director includes $8,000 reflected in the salary column and an option to purchase 250,000 shares of common stock, having a grant date fair total value of $305,452, of which $120,867 has been expensed in fiscal 2006 and is included in the option awards column.

          During 2006, we had a written employment agreement with each of our named executive officers. These agreements, which vary in term, provide for, among other things, a base salary and participation in our stock option plan. Each of the employment agreements contains standard and customary confidentiality provisions and provide for severance payments to the executive officer in certain circumstances. During 2006, we also issued options to each of our named executive officers and restricted stock to our chief executive officer. See "EMPLOYMENT AGREEMENTS INCLUDING CHANGE OF CONTROL AND SEVERANCE PAYMENTS; OPTIONS AND RESTRICTED STOCK ISSUED TO OFFICERS" below.

                           GRANTS OF PLAN-BASED AWARDS

          The following table sets forth information regarding each grant of an award made in 2006 to the named executive officers:

                              DATE OF     ALL OTHER STOCK    ALL OTHER OPTION                                          GRANT DATE
                              BOARD           AWARDS:       AWARDS: NUMBER OF                       CLOSING MARKET     FAIR VALUE
                              ACTION         NUMBER OF          SECURITIES       EXERCISE OR BASE    PRICE ON THE     OF STOCK AND
                  GRANT     APPROVING     SHARES OF STOCK   UNDERLYING OPTIONS   PRICE OF OPTION    DATE OF GRANT    OPTION AWARDS
     NAME          DATE    OPTION AWARD     OR UNITS (#)            (#)            AWARDS ($/SH)        ($/SH)             ($)
----------------------------------------------------------------------------------------------------------------------------------
Rory Olson       6/26/06      6/14/06         500,000           4,000,000(1)           2.00              2.10          6,221,701

Mitchell Rosen    7/1/06      6/14/06              --           1,500,000(2)           2.00              2.05          1,939,055

Ciaran Griffin    1/6/06       1/6/06              --             100,000(3)           2.00              2.00            132,480
                  8/3/06       8/3/06                             200,000(4)           2.39              2.49            265,361

Mark Wolinsky     7/1/06      6/14/06              --             800,000(5)           2.00              2.05          1,034,162
                  8/3/06       8/3/06                             200,000(6)           2.39              2.49            265,361

Andrew Gertler   5/11/06      5/11/06              --             250,000(7)           1.00              1.92            360,192
                 6/26/06      6/14/06                             250,000(8)           2.00              2.10            305,452

(1) Options issued pursuant to the employment agreement, dated June 26, 2006, by and between the Company and Mr. Olson. The options vest in equal semi-annual installments over a two year period commencing on the date of grant and termination.

(2) Options issued pursuant to the employment agreement, dated June 26, 2006, by and between the Company and Mr. Rosen. The options vest in four equal installments on December 31, 2006, June 30, 2007, December 31, 2007 and June 30, 2008.

(3) Options issued under the Company's Amended 2005 Stock Plan pursuant to the employment agreement, effective as of February 1, 2006, by and between the Company and Mr. Griffin. The options vest in equal quarterly installments over a two year period commencing on the date of grant.

(4) Options issued under the Company's Amended 2005 Stock Plan. The options vest in equal annual installments over a three year period commencing on the date of grant.

(5) Options issued pursuant to the employment agreement, dated June 26, 2006, by and between the Company and Mr. Wolinsky. The options vest in four equal installments on December 31, 2006, June 30, 2007, December 31, 2007 and June 30, 2008.

(6) Options issued under the Company's Amended 2005 Stock Plan. The options vest in equal annual installments over a three year period commencing on the date of grant.

(7) Options issued outside of the Company's Amended 2005 Stock Plan. The options were fully vested and exercisable upon grant.

(8) Options issued under the Company's Amended 2005 Stock Plan pursuant to the agreement, dated June 26, 2006, by and between the Company and Mr. Gertler. The options vest in equal annual installments over a two year period commencing on the date of grant.

               OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

          The following table sets forth information regarding unexercised stock options, unvested restricted stock, and equity incentive plan awards for each named executive officer outstanding as of December 31, 2006:

                                              OPTION AWARDS                                            STOCK AWARDS (1)
                 ----------------------------------------------------------------------   ------------------------------------------
                                               EQUITY INCENTIVE
                                                 PLAN AWARDS:
                  NUMBER OF     NUMBER OF         NUMBER OF
                  SECURITIES    SECURITIES        SECURITIES                               NUMBER OF SHARES
                  UNDERLYING    UNDERLYING        UNDERLYING       OPTION                 OR UNITS OF STOCK   MARKET VALUE OF SHARES
                 UNEXERCISED    UNEXERCISED       UNEXERCISED     EXERCISE     OPTION       THAT HAVE NOT     OR UNITS OF STOCK THAT
                 OPTIONS (#)   OPTIONS (#)     UNEARNED OPTIONS     PRICE    EXPIRATION         VESTED            HAVE NOT VESTED
     NAME        EXERCISABLE   UNEXERCISABLE          (#)            ($)        DATE              (#)                   ($)
------------------------------------------------------------------------------------------------------------------------------------
Rory Olson        1,000,000      3,000,000            --            2.00     6/25/11(2)             --                     --

Mitchell Rosen      375,000      1,125,000            --            2.00     6/20/11(3)             --                     --

Ciaran Griffin       50,000         50,000            --            2.00      1/5/11(4)             --                     --
                         --        200,000                          2.39      8/2/11(5)

Mark Wolinsky       200,000        600,000            --            2.00     6/30/11(3)             --                     --
                         --        200,000                          2.39      8/2/11(5)

Andrew Gertler      385,000             --            --            1.70     5/30/10(6)             --                     --
                    250,000             --                          1.00     5/10/11(7)
                         --         50,000                          2.00     6/25/11(8)

(1) Market value of stock awards for restricted stock is based upon $2.25 per share, the closing price of our common stock on December 29, 2006.

(2) The stock options were granted on June 26, 2006 and vest in equal semi-annual installments over a two year period commencing on the date of grant.

(3) The stock options were granted on July 1, 2006 and vest in four equal installments on December 31, 2006, June 30, 2007, December 31, 2007 and June 30, 2008.

(4) The stock options were granted on January 6, 2006 and vest in equal quarterly installments over a two year period commencing on the date of grant.

(5) The stock options were granted on August 3, 2006 and vest in annual installments over a three year period commencing on the date of grant.

(6) The stock options were granted on May 11, 2005 and were fully vested on August 18, 2005.

(7) The stock options were granted on May 11, 2006 and were fully vested upon grant.

(8) The stock options were granted on June 26, 2006 and vests in equal annual installments over a two year period commencing on the date of grant.

                     OPTION EXERCISE AND STOCK VESTING TABLE

          The following table sets forth information regarding the exercise of stock options and vesting of restricted stock in 2006 for the named executive officers:

                         OPTION AWARDS                            STOCK AWARDS
             ------------------------------------   ----------------------------------------
             NUMBER OF SHARES
               ACQUIRED ON      VALUE REALIZED ON     NUMBER OF SHARES     VALUE REALIZED ON
                 EXERCISE            EXERCISE       ACQUIRED ON EXERCISE        VESTING
   NAME             (#)                 ($)                  (#)                  ($)
--------------------------------------------------------------------------------------------
Rory Olson          --                  --                 500,000             1,200,000


                            COMPENSATION OF DIRECTORS

          The following table sets forth the compensation for 2006 for those persons who served as members of our Board of Directors during 2006:

                    FEES EARNED OR PAID
                          IN CASH         OPTION AWARDS (2)    TOTAL
     NAME(1)                ($)                  ($)            ($)
---------------------------------------------------------------------
Paul Denommee              14,908             109,681(3)      124,589

F. Bryson Farrill          23,000             362,575(4)      385,575

Steve Shaper                5,500             118,288(5)      123,788

Harry Hopmeyer(6)           2,500              51,044(7)       53,544

(1) Rory Olson is not listed in the above table because he does not receive any additional compensation for serving on our board of directors. Andrew Gertler is not listed in the above table because all compensation received for serving on our board of directors is included in the Summary Compensation Table above.

(2) The assumptions used in calculating the value of the option awards are located in note 12 of our consolidated financial statements.

(3) The grant date fair value of these options computed in accordance with SFAS 123R was $132,480.

(4) The grant date fair value of these options computed in accordance with SFAS 123R was $409,504.

(5) The grant date fair value of these options computed in accordance with SFAS 123R was $431,104.

(6) Mr. Hopmeyer served as a director of the Company from August 22, 2006 until November 14, 2006.

(7) Upon Mr. Hopmeyer's death, the terms of his option agreement were modified to provide for immediate vesting of a portion of the option grant, and cancellation of the remaining unvested options. The grant date fair value of these options computed in accordance with SFAS 123R was $51,044.

          We pay our directors a fee of between $1,500 and $3,000 per quarter to serve on our board of directors and we reimburse them for their expenses in connection with attending meetings of the board. Directors do not receive any compensation for serving on a committee. In addition to the fee, we have issued options to our directors to purchase our common stock. Specifically, in January 2006, we granted an option to purchase 100,000 shares of common stock to Paul Denommee in connection with his service as a director. In August 2006, we granted an option to purchase 250,000 shares of common stock to Harry Hopmeyer, and an option to purchase 300,000 shares of common stock to Steve Shaper in connection with their service as directors. For information regarding options granted to, and compensation arrangements, with Andrew Gertler and F. Bryson Farrill, please see "DIRECTOR AGREEMENTS" below.

DIRECTOR AGREEMENTS

          ANDREW GERTLER. Effective June 26, 2006, Mr. Gertler resigned as President and Chief Executive Officer of the Company and we entered into an agreement with Mr. Gertler to serve as Chairman of the Board of Directors of the Company until our annual meeting of shareholders on August 3, 2006 and as Vice Chairman of the Board of Directors thereafter. The agreement provided for a monthly fee in the amount of $2,500, reimbursement of reasonable expenses incurred, and the issuance of an option to Mr. Gertler to purchase 250,000 shares of common stock at an exercise price of $2.00 per share. The option vests in equal annual installments over a two year period commencing on the date of grant and terminates five years after the date of grant. Effective from the quarter ended December 31, 2006, the directors fee was reduced to $3,000 per quarter.

          F. BRYSON FARRILL. Effective February 7, 2006, we entered into an agreement with Mr. Farrill to serve as a member of our Board of Directors. The agreement provided for a monthly fee in the amount of $2,500, reimbursement of reasonable expenses incurred, and the issuance of an option to Mr. Farrill to purchase 200,000 shares of common stock at an exercise price of $2.00 per share. Of these options, 25,000 vested immediately, with the balance vesting equally on a quarterly basis with the final vesting on September 30, 2007. The option terminates five years after the date of grant. Effective from the quarter ended December 31, 2006, the directors fee was reduced to $3,000 per quarter.

EMPLOYMENT AGREEMENTS INCLUDING CHANGE OF CONTROL AND SEVERANCE PAYMENTS; OPTIONS AND RESTRICTED STOCK ISSUED TO OFFICERS

          RORY OLSON. On June 26, 2006, we entered into an agreement with Rory Olson to serve as the Chief Executive Officer of the Company for a term of 18 months. The agreement is non-exclusive but requires Mr. Olson's service to us to be his primary focus and prohibits him from providing services to any competitor of the Company. Pursuant to the agreement, we agreed to issue 500,000 shares of restricted common stock to Mr. Olson which vest in equal quarterly installments over the term of the agreement unless Mr. Olson is terminated without cause or is constructively dismissed, in which case all shares vest immediately, or if Mr. Olson resigns, in which case 250,000 vest upon resignation and if such resignation occurs more than three months after commencing service to the Company, the balance vest over a three-month period. Pursuant to the agreement, we also issued a five year option to Mr. Olson to purchase 4,000,000 shares of common stock at an exercise price of $2.00, which vests in equal semi-annual installments over a two-year period commencing on the date of grant unless Mr. Olson is terminated without cause or is constructively dismissed prior to June 25, 2007, in which case options to purchase 2,000,000 shares vest immediately, or if Mr. Olson is terminated without cause or is constructively dismissed after June 25, 2007, in which case the option vests in full. We have registered the public resale of the shares issued under the agreement. As contemplated by the agreement, at such time as the restricted shares issued under the agreement vest and become eligible for public resale, Mr. Olson has and intends to continue to sell the majority of such shares pursuant to a written plan in compliance with SEC Rule 10b5-1.

          The agreement contains standard and customary confidentiality provisions, provides for a discretionary performance bonus, participation in any Company insurance plans, reimbursement of expenses, and four weeks of vacation. The agreement may be terminated by Mr. Olson upon three months written notice, by us at any time for cause (defined to include material breach of the agreement, bankruptcy, fraud, gross negligence, willful malfeasance or criminal conviction), without cause, or in the event that Mr. Olson becomes disabled. In the event of termination by us without cause, all options scheduled to vest in the current 12 month period shall become vested in full. In the event of termination by us for cause, vesting of options shall be prorated to the date of termination. Upon a change of control (defined as any person obtaining beneficial ownership of 30% or more of our outstanding shares) or the sale of substantially all of our assets, all options and restricted stock awards shall become vested in full. In the event of termination of employment prior to expiration of the agreement, except after a change in control, public resales of shares issued under the agreement in any month during the 18 month period after termination are limited to no more than 10% of the trading volume of our shares during the prior month.

          MITCHELL ROSEN. On June 26, 2006, we entered into an employment agreement with Mitchell Rosen to serve as the Executive Vice President of the Company effective July 1, 2006 for a term of three years, subject to automatic renewal for successive one year terms unless earlier terminated by us upon not less than 90 days prior written notice. The agreement provides for a monthly base salary of Cdn$15,000, increasing to Cdn$20,000 after completion of six months of employment, an annual bonus of equal to up to 100% of the annual base salary based on achievement of individual and Company goals, and participation in any benefit plan adopted by us. Pursuant to the agreement, we issued an option to Mr. Rosen effective July 1, 2006 to purchase 1,500,000 shares of common stock at an exercise price of $2.00 per share. The option vests in four equal installments on the last day of June and December and terminates five years from the date of grant. In the event that Mr. Rosen is terminated without cause during the first 12 months of his employment, 50% of the options vest immediately and if terminated after completing 12 months of employment, all options immediately vest. We have agreed to register the public resale of the shares issued upon exercise of the options.

          We may terminate the agreement at any time as a result of Mr. Rosen becoming disabled, for cause (defined to include material breach of the agreement, fraud, gross negligence, willful malfeasance or criminal conviction). During the first six months of employment we may only terminate Mr. Rosen for cause. Thereafter, we may terminate Mr. Rosen's employment without cause by payment of severance equal to 12 months base salary which after two years of employment, increases by two months for each additional full or partial year of employment to a maximum of 18 months. In the event of termination or resignation, public resales of shares issued under the option in any month during the 18 month period after termination are limited to no more than 10% of the trading volume of our shares during the prior month. The agreement contains standard and customary confidentiality, work made for hire, non-competition, and non-solicitation provisions which prohibit Mr. Rosen from becoming a stockholder, officer, director, employee or partner in any competing business, from soliciting any present or prospective customer to cease doing business with us, and from soliciting any employee to leave the employ of the Company for a period of five years after termination of employment.

          MARK WOLINSKY. On June 26, 2006, we entered into an employment agreement with Mark Wolinsky to serve as the Chief Operating Officer of the Company effective July 1, 2006 for a term of three years, subject to automatic renewal for successive one year terms unless earlier terminated by us upon not less than 90 days prior written notice. The agreement provides for a monthly base salary of Cdn$14,583.33, an annual bonus of equal to up to 100% of the annual base salary based on achievement of individual and Company goals, and participation in any benefit plan adopted by us. Effective January 1, 2007, Mr. Wolinsky's monthly base salary was increased to Cdn$18,750. Pursuant to the agreement, we issued an option to Mr. Wolinsky effective July 1, 2006 to purchase 800,000 shares of common stock at an exercise price of $2.00 per share. The option vests in four equal installments on the last day of June and December and terminates five years from the date of grant. In the event that Mr. Wolinsky is terminated without cause during the first 12 months of his employment, 50% of the options vest immediately and if terminated after completing 12 months of employment, all options immediately vest. We have agreed to register the public resale of the shares of common stock issued upon exercise of the options.

          We may terminate the agreement at any time as a result of Mr. Wolinsky becoming disabled, for cause (defined to include material breach of the agreement, fraud, gross negligence, willful malfeasance or criminal conviction). During the first six months of employment we may only terminate Mr. Wolinsky for cause. Thereafter, we may terminate Mr. Wolinsky's employment without cause by payment of severance equal to 12 months base salary which after two years of employment, increases by two months for each additional full or partial year of employment to a maximum of 18 months. In the event of termination or resignation, public resales of shares issued under the option in any month during the 18 month period after termination are limited to no more than 10% of the trading volume of our shares during the prior month. The agreement contains standard and customary confidentiality, work made for hire, non-competition, and non-solicitation provisions which prohibit Mr. Wolinsky from becoming a stockholder, officer, director, employee or partner in any competing business, from soliciting any present or prospective customer to cease doing business with us, and from soliciting any employee to leave the employ of the Company for a period of 18 months years after termination of employment.

          CIARAN GRIFFIN. Effective February 1, 2006, we entered into an employment agreement with Mr. Griffin to serve as our Chief Financial Officer. The agreement provides for a monthly base salary of Cdn$12,500, a performance bonus at the discretion of management, and participation in any benefit plan adopted by us. The agreement is non-exclusive so long as Mr. Griffin devotes at least 65% of his time to the business and affairs of Neutron and does not directly or indirectly provides services for any competitor of the Company. Pursuant to the agreement, we issued an option to purchase 100,000 shares of common stock at an exercise price of $2.00 per share. The option vests in equal quarterly installments over a two year period commencing on the date of grant and terminates on January 5, 2011. We may terminate Mr. Griffin's employment agreement without cause by payment of severance equal to the greater of (i) the total amount of salary, bonuses, and other compensation paid to Mr. Griffin during the twelve month period immediately preceding the notice of termination, or (ii) Cdn$150,000.

          MARK BROOKSHIRE. On January 3, 2007, Stock-Trak, Inc. entered into an employment agreement with Mr. Brookshire to serve as the President of Stock-Trak, Inc. for a term of two years at an annual base salary of $160,000. The agreement provides for an annual discretionary bonus and contains standard and customary confidentiality, non competition, and work made for hire provisions. We also issued an option to Mr. Brookshire under our Amended 2005 Stock Incentive Plan to purchase 200,000 shares of common stock at an exercise price of $2.20 per share, the closing price of our common stock on the date of grant. The option terminates on December 31, 2011 and vests in equal annual installments over a three year period with the first installment vesting December 31, 2007.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          The Compensation Committee of our Board of Directors is composed of Steve Shaper, Chair, Andrew Gertler, F. Bryson Farrill. Neither Mr. Shaper nor Mr. Farrill has ever been an officer or employee of the Company or its subsidiaries and each is, and at all times during 2006 was, an independent director as defined in the AMEX Company Guide Section 121 and Section 10A(m)(3) of the Securities Exchange Act of 1934. Mr. Gertler served as the President of the Company from August 2004 until June 26, 2006 and, therefore, is not considered an independent director.

          During 2006 none of our executive officers served on the board of directors or compensation committee of any entity in which any of the members of our Compensation Committee or any other member of our Board of Directors had any affiliation.

COMPENSATION COMMITTEE REPORT

          The Compensation Committee of our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis appearing elsewhere in this
Item 11 with our management and based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

                                                 Compensation Committee

                                                 Steve Shaper, Chair
                                                 Andrew Gertler
                                                 F. Bryson Farrill

          The foregoing report of the Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or under the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTS AND RELATED STOCKHOLDER MATTERS

          The following table sets forth, as of March 26, 2007, information with respect to the securities holdings of all persons that the Company, pursuant to filings with the SEC and the Company's stock transfer records, has reason to believe may be deemed the beneficial owner of more than five percent (5%) of the Common Stock. The following table also sets forth, as of such date, the beneficial ownership of the Common Stock by all current officers and directors of the Company, both individually and as a group, and all persons nominated to serve as directors of the Company.

          The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of March 26, 2007 upon the exercise or conversion of any options, warrants or other convertible securities. This table has been prepared based on 49,314,749 shares of common stock outstanding on March 26, 2007. Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all common stock beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below, and has an address at Neutron Enterprises, Inc., 3500 De Maisonneuve West, 2 Place Alexis Nihon, Suite 1650, Montreal, Quebec, Canada, H3Z 3C1.

                                                  AMOUNT AND NATURE
                                                    OF BENEFICIAL     PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER                  OWNERSHIP        OF CLASS
------------------------------------              -----------------   ----------
Rory Olson                                            1,776,000(1)        3.5%

Andrew Gertler                                          635,000(2)        1.3%

F. Bryson Farrill                                       125,000(3)         *

Paul Denommee                                            50,000(4)         *

Steve Shaper                                                 --(5)         --

Mitchell Rosen                                          375,000(6)         *

Ciaran Griffin                                           50,000(7)         *

Mark Wolinsky                                           200,000(8)         *

Mark Brookshire                                         647,249(9)        1.3%
3355 Lenox Road
Suite 800
Atlanta, Georgia 30326

Jason Baybutt                                         3,000,000           6.1%
201-15225 Thrift Avenue
White Rock, B.C. V4B 2K9

William Friedman, Trustee                             9,500,000          19.3%
3350 Victoria Park Avenue
Suite 1
Toronto, Ontario M5H 2N5

Blue Moon Holdings Ltd                                3,187,500(10)       6.3%
3700 Steeles Avenue West
Woodbridge, Ontario L4L 8K8

All directors and executive officers as a group       3,858,249(11)       7.5%
(9 persons)

----------
*    Less than one percent (1%).

(1) Includes 276,000 shares of restricted common stock of which 250,000 have not been released in accordance with the terms of the employment agreement. Also includes 1,000,000 shares issuable upon exercise of outstanding options. Does not include 3,000,000 shares issuable upon exercise of options subject to vesting.

(2) Consists of shares issuable upon the exercise of outstanding options. Does not include 250,000 shares issuable upon exercise of options subject to vesting.

(3) Consists of shares issuable upon exercise of outstanding options. Does not include 75,000 shares issuable upon exercise of options subject to vesting.

(4) Consists of shares issuable upon exercise of outstanding options. Does not include 50,000 shares issuable upon exercise of options subject to vesting.

(5) Does not include 300,000 shares issuable upon exercise of options subject to vesting.

(6) Consists of shares issuable upon exercise of outstanding options. Does not include 1,125,000 shares issuable upon exercise of options subject to vesting.

(7) Consists of shares issuable upon the exercise of outstanding options. Does not include 250,000 shares issuable upon exercise of options subject to vesting.

(8) Consists of shares issuable upon exercise of outstanding options. Does not include 800,000 shares issuable upon exercise of options subject to vesting.

(9) Does not include 200,000 shares issuable upon exercise of outstanding options.

(10) Includes 1,062,500 shares issuable upon the exercise of outstanding warrants.

(11) Includes 2,435,000 shares issuable upon the exercise of outstanding options.

                      EQUITY COMPENSATION PLAN INFORMATION

          The following table sets forth information regarding the number of stock options, warrants, rights and similar securities that were outstanding at December 31, 2006 under equity compensation plans.

                                                                                           NUMBER OF SECURITIES
                                                                       WEIGHTED-          REMAINING AVAILABLE FOR
                                         NUMBER OF SECURITIES      AVERAGE EXERCISE           FUTURE ISSUANCE
                                          TO BE ISSUED UPON            PRICE OF          UNDER EQUITY COMPENSATION
                                       EXERCISE OF OUTSTANDING   OUTSTANDING OPTIONS,        PLANS (EXCLUDING
                                          OPTIONS, WARRANTS          WARRANTS AND         SECURITIES REFLECTED IN
                                              AND RIGHTS                RIGHTS                 COLUMN (a))
                                                  (a)                     (b)                       (c)
                                       -----------------------   --------------------    -------------------------
Equity compensation plans approved
   by security holders                         3,065,000                 $2.16                 2,935,000(1)

Equity compensation plans not
   approved by security holders:

   Stock options issued to directors
      and employees                            6,550,000                 $1.96                      N/A

   Warrants issued to business
      partner                                    250,000                 $1.00                      N/A

   Warrants issued to consultants                922,000                 $2.50                      N/A
                                              ----------                 -----
      Total                                   10,787,000                 $2.04

(1) Under the terms of the Amended 2005 Stock Plan, these shares of common stock may be awarded in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, and other equity-based or equity-related awards.

STOCK OPTIONS ISSUED TO DIRECTORS AND OFFICERS

          A description of the stock options issued to our officers on June 26, 2006 that were outstanding at December 31, 2006 is set forth in ITEM 11 above under the caption "EMPLOYMENT AGREEMENTS INCLUDING CHANGE OF CONTROL AND SEVERANCE PAYMENTS; OPTIONS AND RESTRICTED STOCK ISSUED TO OFFICERS." A description of the stock options issued to our directors that were outstanding at December 31, 2006 is set forth in ITEM 11 above under the captions "COMPENSATION OF DIRECTORS" and "DIRECTOR AGREEMENTS."

WARRANTS ISSUED TO CONSULTANTS

          During the fourth quarter of 2006, we issued warrants to purchase 172,000 shares of our common stock for consulting services in connection with the private offering of units during the fourth quarter of 2006. The warrants have an exercise price of $2.50 per share, a term of two years, and are immediately exercisable in full. In the event of a consolidation or merger in which we are not the surviving corporation, lawful provision shall be made so that upon exercise of the warrant the holder shall be entitled to receive the number of shares of stock or other securities or property of the successor entity that such holder would have been entitled to receive if the warrant had been exercised immediately prior to such transaction, and the surviving corporation shall assume the obligations and liabilities of the warrant, subject to modifications as the board of directors in good faith deems appropriate.

          On December 22, 2006, we issued a warrant to Investa Solutions to purchase up to 750,000 shares of our common stock. The warrant has an exercise price of $2.50 per share and terminates two years after the date of grant. The warrant vests in accordance with the following schedule: (i) 250,000 shares when the closing price of our common stock equals or exceeds $2.50 per share for a period of ten consecutive trading days; (ii) an additional 250,000 shares when the closing price of our common stock equals or exceeds $3.75 per share for a period of ten consecutive trading days; and (iii) the remaining 250,000 shares when the closing price of our common stock equals or exceeds $5.75 per share for a period of ten consecutive trading days.

WARRANTS ISSUED TO BUSINESS PARTNER

          A description of the warrant issued to Creata Promotions (USA), Inc., is set forth in note 12 of our consolidated financial statements beginning on Page F-1 of this report.

AMENDED 2005 STOCK PLAN

          In 2005, our board of directors adopted the Neutron Enterprises, Inc. Amended 2005 Stock Plan (the "Plan"). The Plan was approved by our shareholders on August 3, 2006. As of December 31, 2006, we have issued options under the Plan to purchase 3,065,000 shares of our common stock. The major features of the Plan are summarized below, which summary is qualified in its entirety reference to by the actual text of the Plan.

          ADMINISTRATION. The Plan is administered by our Board of Directors or a committee of the Board consisting of no less than two members of the Board. The Board or the committee has discretion in determining the terms, restrictions and conditions of each award granted under the Plan and to change and/or rescind the terms of the Plan. The Board or the committee has the authority to interpret the terms of the Plan and any award issued under the Plan, and its interpretation of such terms is conclusive.

          ELIGIBLE PARTICIPANTS. In general, eligible participants under the Plan include employees, officers, consultants, non-employee directors, consultants and advisors of the Company or its subsidiaries. Grants of options under the Plan are at the sole discretion of the Board or the committee, taking into account such factors as the Board or committee deems relevant.

          SHARES AVAILABLE FOR AWARD. The aggregate number of shares of common stock which are available for awards under the Plan will not exceed 6,000,000 shares. The aggregate number of shares of common stock that may be granted as awards to any participant in any calendar year may not exceed 500,000 shares. The Plan provides for appropriate adjustments to the shares available under the Plan and the awards under the Plan in the event of a merger, consolidation, recapitalization, stock split, combination of shares, stock dividend or similar transaction involving the Company.

          TYPES OF AWARDS. The Plan authorizes the issuance of options, stock appreciation rights ("SARs"), and stock awards.

                    STOCK OPTIONS issued under the Plan may take the Form of an incentive stock option ("ISO") which complies with the requirements of
          Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") or so-called "non-qualified stock options" that are not intended to so qualify. The terms of any stock option grant under the Plan are set forth in the plan agreement and determined by the Board or committee. Anyone eligible to participate in the Plan may receive a grant of non-qualified stock options. Only employees of the Company and our subsidiaries may receive a grant of an ISO.

                    The Board or committee determines the period during which stock options are exercisable, subject to the limitation that ISOs must be exercised no later than the tenth anniversary of the date of grant of the ISO, unless granted to a person who holds more than 10% of the total combined voting power of all classes of our outstanding stock, in which case, such option must be exercised no later than five years from the date of grant. Unless the option agreement provides otherwise, an option will vest and become exercisable over a term of not less than three years.

                    The exercise price per share of an option will be determined by the Board or committee except that the exercise price per share for a non-qualified stock option may not be less than 75% of the fair market value of a share of common stock on the date of grant. The exercise price per share for an ISO must be at least equal to the fair market value of a share of common stock on the date of grant unless granted to a person who holds more than 10% of the total combined voting power of all classes of stock of the company or any of our subsidiaries, in which case, the exercise price per share must be no less than 110% of the fair market value of a share of common stock on the date of grant. To the extent that the aggregate fair market value of shares of common stock, determined on the date of grant, with respect to which ISOs become exercisable for the first time by a participant during any calendar year exceeds $100,000, such ISOs must be treated as non-qualified stock options.

                    SARS may be granted to participants alone or in tandem with concurrently or previously issued stock options. An SAR issued in tandem with an option will only be exercisable to the extent that the related option is exercisable and when a tandem SAR is exercised, the option to which it relates shall cease to be exercisable, to the extent of the number of shares with respect to which the tandem SAR is exercised. Similarly, when the option is exercised, the tandem SARs relating to the shares covered by such option exercise shall terminate. The payment of the appreciation associated with the exercise of an SAR may be made by the Company in shares of common stock, cash or a combination of both common stock and cash at the Company's discretion.

                    STOCK AWARDS may be granted to any individual eligible to participate in the Plan. A stock award will entitle a recipient to acquire shares of common stock of the Company subject to such restrictions as the Board or committee may determine at the time of grant.

          TERMINATION AND AMENDMENT. The Plan may be amended or terminated by the Board at any time. However, our stockholders must approve any amendment to increase the number of authorized shares under the Plan, or any repricing, replacement or regrant through cancellation, or modification if the effect would be to reduce the exercise price for the shares underlying such award

          TRANSFERABILITY. Awards are generally not transferable except by will or by the laws of descent and distribution and may be exercised during the lifetime of the participant only by the participant.

          CHANGE IN CONTROL. In the event of a proposed sale of all or substantially all of the assets of the Company, or the merger of the Company with or into another corporation, each option or other award issued under the Plan shall be assumed or an equivalent option or award shall be substituted by such successor corporation or a parent or subsidiary of such successor corporation, unless such successor corporation does not agree to assume such options or awards or to substitute an equivalent option or award, in which case the Board or committee shall, in lieu of such assumption or substitution, provide for the all participants to have the right to exercise all options and awards, including those which would not otherwise be exercisable. If the Board makes the options and awards fully exercisable in lieu of assumption or substitution in the event of a merger or sale of assets, the Board shall notify all participants that the options and awards shall be fully exercisable for a period of fifteen (15) days from the date of such notice, and all options and awards will terminate upon the expiration of such period.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

          As of December 31, 2006, we were obligated to Nanuk Warman, a former director and officer of the Company, with respect to an interest bearing promissory note in the amount of $68,727. The note is due on demand and bears interest at the rate of 10% per annum (compounded annually). We have commenced discussion with Mr. Warman to settle the amount due and do not expect to incur further interest charges.

          On August 15, 2006, we entered into an agreement with a company controlled by Michael Singh to sell the assets related to our signage business. Under the agreement, we received a lump sum payment of $725,000 less legal fees of $19,000, are entitled to receive ongoing royalties based on sales by the signage business for a term of eight years, have the right to participate in future sales of digital signs identified by the buyer, and Mr. Singh and other members of the signage sales group resigned as employees of the Company. The assets sold included our inventory of signs, the assumption of the existing warranty of products sold, and a $450,000 note issued in connection with a loan we made to a Chinese factory. At the time of the transaction, Mr. Singh owned in excess of 5% of our common stock and served as director of global sales of Neutron Media, our subsidiary.

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

          The Audit Committee of our Board of Directors is responsible for reviewing and approving all related party transactions. Before approving such a transaction, the Audit Committee takes into account all relevant factors that it deems appropriate, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third party under the same or similar circumstances, and the extent of the related person's interest in the transaction. The Audit Committee's responsibility for related party transactions is set forth in the Committee's written charter. The Committee's policy regarding related party transactions is not in writing, but is the result of the oral consensus of the members of the Committee.

DIRECTOR INDEPENDENCE

          Our Board of Directors currently consists of Rory Olson, Andrew Gertler, Paul Denommee, F. Bryson Farrill and Steve Shaper. Pursuant to Item 7 of Schedule 14A of the Securities Exchange Act of 1934, the Board has adopted the definition of "independent director" as set forth in the American Stock Exchange, or AMEX, Company Guide. In applying this definition, the Board has determined that Messrs. Farrill and Shaper qualify as "independent directors" pursuant to AMEX Company Guide Section 121, and are also independent for purposes of Section 10A(m)(3) of the Securities Exchange Act of 1934 and Section 803 of the AMEX Company Guide, applicable to audit committee members.

          As of the date of the report, we maintain a separately designated audit, compensation and nominating committees. In applying the "independence standards" established by AMEX, the Board has determined that Andrew Gertler, who is a member of the audit and compensation committees of our board of directors is not "independent" for purposes of Section 803 of the AMEX Company Guide, applicable to audit, compensation and nominating committee members.

ITEM 14. EXHIBITS

          The following exhibits are filed as part of this report:

EXHIBIT NO.                           EXHIBIT
-----------   ------------------------------------------------------------------
     2.1      Agreement and Plan of Merger dated November 29, 2006 by and among the Company, Neutron Acquisition Corp., Stock-Trak, Inc., and Mark
              Brookshire (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on
              December 5, 2006)

     3.1 Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Company's Registration Statement on Form SB-2, Registration No. 333-56516, filed with the Commission on March 2,
              2001)

     3.2 Bylaws (incorporated by reference to Exhibit 3(ii) to the Company's Registration Statement on Form SB-2, Registration No. 333-546516, filed with the Commission on March 2, 2001)

     3.3 Amended and Restated Articles of Incorporation (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed with the Commission on June 20, 2006)

     4.1 Secured Note, dated March 23, 2007, made by the Company in favor of Caledonia Corporate Management Group Limited (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on March 29, 2007)

    10.1 Employment Agreement by and between the Company and Ciaran Griffin, dated January 11, 2006 (incorporated by reference to
              Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

    10.2 Option to Purchase 250,000 shares of Common Stock issued to Andrew Gertler on May 11, 2006 (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-8, filed with the Commission on August 15, 2006)

    10.3 Employment Agreement by and between the Company and Mitchell Rosen, dated June 20, 2006 (incorporated by reference to Exhibit
              10.7 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006)

    10.4 Employment Agreement by and between the Company and Mark Wolinsky, dated June 20, 2006 (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006)

    10.5 Employment Agreement by and between the Company and Rory Olson, dated June 26, 2006 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-8, filed with the Commission on August 15, 2006)

    10.6 Option to Purchase 4,000,000 shares of Common Stock issued to Rory Olson on June 26, 2006 (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-8, filed with the Commission on August 15, 2006)

    10.7 Option to Purchase 1,500,000 shares of Common Stock issued to Mitchell Rosen on July 1, 2006 (incorporated by reference to
              Exhibit 10.4 to the Company's Registration Statement on Form S-8, filed with the Commission on August 15, 2006)

    10.8 Option to Purchase 800,000 shares of Common Stock issued to Mark Wolinsky on July 1, 2006 (incorporated by reference to Exhibit
              10.5 to the Company's Registration Statement on Form S-8, filed with the Commission on August 15, 2006)

    10.9 Form of Subscription Agreement by and between the Company and Purchasers of Units consisting of Common Stock and Warrants (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on November 9, 2006)

    10.10 Form of Warrant issued to Purchasers of Units in the Unit Offering consisting of Common Stock and Warrants (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on November 9, 2006)

    10.11 Form of Warrant issued to Alliance Investment Management Inc. in the Unit Offering consisting of Common Stock and Warrants (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Commission on November 9, 2006)

    10.12 Form of Subscription Agreement by and between the Company and Purchasers of Units consisting of Common Stock and Warrants (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on December 22, 2006)

    10.13 General Security Agreement, dated March 23, 2007, by and between the Company and Caledonia Corporate Management Group Limited (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on March 29,
              2007)

    14.1**    Code of Ethics

    16.1 Letter from Staley, Okada & Partners, Chartered Accountants regarding the change in independent accountant (incorporated by reference to Exhibit 16.1 to the Company's Report on Form 8-K filed with the Commission on November 3, 2006)

    21.1**    Subsidiaries of the Company

    23.1**    Consent of Pricewaterhouse Coopers, Certified Public Accountants

    23.2**    Consent of Staley Okada and Partners

    31.1** Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

    31.2** Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

    32.1** Certification of Chief Executive Officer and Chief Financial Officer of the Company Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**   Filed herewith

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

          The following table presents fees for professional audit services performed by Staley, Okada & Partners for the audit of our annual financial statements for our fiscal year ended December 31, 2005 and by Pricewaterhouse Coopers for the audit of our annual financial statements for our fiscal year ended December 31, 2006, and fees billed for other services rendered by Staley, Okada & Partners and Pricewaterhouse Coopers during 2005 and 2006, respectively.

                       2006      2005
                     -------   -------
Audit Fees           $65,791   $69,700
Audit-Related Fees     5,945   16,094
                     -------   -------
Tax Fees               2,600     2,600
All Other Fees             0         0
                     -------   -------
   Total Fees        $74,336   $88,394
                     =======   =======

          AUDIT FEES consist of fees billed for professional services rendered by our principal accountant for the audit of our annual consolidated financial statements and review of our interim consolidated financial statements included in our quarterly reports and services that are normally provided by our principal accountant in connection with statutory and regulatory filings or engagements.

          AUDIT-RELATED FEES consist of fees billed for assurance and related services rendered by our principal accountant that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees".

          TAX FEES consists of fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance and filings.

          ALL OTHER FEES consist of fees billed for products and services provided by our principal accountant, other than those services described above.

          The audit committee of our board of directors approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates. It also meets with our independent auditors prior to the completion of our annual audit and reviews the results of their audit and review of our annual and interim consolidated financial statements, respectively. During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process. The chairman reports any interim pre-approvals at the following quarterly meeting. At each of the meetings, management and our independent auditors update our board of directors regarding material changes to any service engagement and related fee estimates as compared to amounts previously approved. During

2005 and 2006, all audit and non-audit services performed by our independent accountants were pre-approved by our audit committee in accordance with the foregoing procedures.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NEUTRON ENTERPRISES, INC.


Date: April 2, 2007                     By: /s/ Rory Olson
                                            ------------------------------------
                                            Rory Olson
                                            Chief Executive Officer

          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                             TITLE                       DATE
------------------------------   -----------------------------------    --------------


/s/  Rory Olson                  Chief Executive Officer and Chairman   April 2, 2007
------------------------------   of the Board of Directors (Principal
Rory Olson                       Executive Officer)


/s/  Ciaran Griffin              Chief Financial Officer (Principal     April 2, 2007
------------------------------   Financial and Accounting Officer)
Ciaran Griffin


/s/  Andrew Gertler              Director                               April 2, 2007
------------------------------
Andrew Gertler


/s/  F. Bryson Farrill           Director                               April 2, 2007
------------------------------
F. Bryson Farrill


/s/  Steve Shaper                Director                               April 2, 2007
------------------------------
Steve Shaper


/s/  Paul Denommee               Director                               April 2, 2007
------------------------------
Paul Denommee

                            NEUTRON ENTERPRISES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006

                                                                        CONTENTS
--------------------------------------------------------------------------------
AUDITORS' REPORT - PRICEWATERHOUSECOOPERS LLP                              F-2
AUDITOR'S REPORT - STALEY OKADA AND PARTNERS                               F-3
FINANCIAL STATEMENTS
   Consolidated Balance Sheets                                             F-4
   Consolidated Statements of Operations                                   F-5
   Consolidated Statements of Stockholders Equity                          F-6
   Consolidated Statements of Cash Flows                             F-7 - F-8
   Notes to Consolidated Financial Statements                       F-9 - F-30

--------------------------------------------------------------------------------
                                                                AUDITORS' REPORT
--------------------------------------------------------------------------------

                       [LETTERHEAD FOR PRICEWATERHOUSECOOPERS]

March 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS OF
NEUTRON ENTERPRISES, INC.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2006 present fairly, in all material respects, the financial position of Neutron Enterprises, Inc. (the "Company") at December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1(c) to the financial statements, the Company is dependent upon financing to continue operations and has suffered recurring losses from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is discussed in note 1(c). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The unaudited pro forma information in note 18 is not covered in our report.

/s/ PricewaterhouseCoopers LLP
Chartered Accountants
                                        F-2

                     [LETTERHEAD FOR STALEY, OKADA & PARTNERS]


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS OF NEUTRON ENTERPRISES, INC.:

We have audited the accompanying consolidated balance sheets of Neutron Enterprises, Inc. (the "Company") as at December 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years ended December 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years ended December 31, 2005, 2004 and 2003, in conformity with United States generally accepted accounting principles.

                                                 "STALEY, OKADA & PARTNERS"

Vancouver, B.C.                                    Staley, Okada & Partners
March 3, 2006                                         Chartered Accountants

                                                       NEUTRON ENTERPRISES, INC.
                                                     CONSOLIDATED BALANCE SHEETS
                                            (EXPRESSED IN UNITED STATES DOLLARS)

DECEMBER 31                                             2006            2005
--------------------------------------------------------------------------------
ASSETS

CURRENT
   Cash and cash equivalents                        $  2,804,544   $     94,007
   Accounts receivable (Note 3)                          530,303        276,422
   Inventory (Note 5)                                         --        507,630
   Prepaid expenses                                      124,320         63,130
                                                    ---------------------------
                                                       3,459,167        941,189
Loans receivable (Note 4)                                     --        455,030
Software development (Note 8)                            176,524             --
Property and equipment (Note 7)                           84,694         96,269
Acquisition costs  (Note 9)                               86,310             --
                                                    ---------------------------
                                                    $  3,806,695   $  1,492,488
================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
   Accounts payable                                 $    186,566   $     97,205
   Accrued liabilities                                   465,188        238,379
   Deferred revenue                                      193,626        241,070
   Due to related parties (Note 10)                       93,727         93,727
   Demand loans payable (Note 11)                             --        199,138
                                                    ---------------------------
                                                         939,107        869,519

STOCKHOLDERS' EQUITY
   Capital stock (Note 12)                                48,418         45,680
   Capital in excess of par value                     39,955,397     28,544,268
   Deficit                                           (37,154,950)   (27,994,275)
   Accumulated other comprehensive income                 18,723         27,296
                                                    ---------------------------
                                                       2,867,588        622,969
                                                    ---------------------------
                                                    $  3,806,695   $  1,492,488
================================================================================

    Going concern uncertainty -- See Note 1(c)

    The accompanying notes are an integral part of these financial statements

                                                       NEUTRON ENTERPRISES, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (EXPRESSED IN UNITED STATES DOLLARS)

FOR THE YEARS ENDED DECEMBER 31                  2006          2005          2004
-------------------------------------------------------------------------------------
REVENUE (Note 15)                            $ 2,098,637   $ 1,020,596   $         --
                                             ----------------------------------------
COST OF REVENUE/GOODS SOLD (Note 5)            1,040,606       846,758             --
                                             ----------------------------------------
                                               1,058,031       173,838             --
OPERATING EXPENSES:
   Salaries and benefits (Note 12(i))          7,659,911     1,596,157        136,416
   General and administrative (Note 12(i))     2,267,615     2,025,656      1,640,672
   Occupancy costs                               223,035       174,582          3,867
   Foreign exchange                                 (367)       (2,771)            93
   Depreciation                                   27,424        32,726             --
                                             ----------------------------------------
                                              10,177,618     3,826,350      1,781,048
Write-off intangible assets (Note 6)                  --       753,889     21,655,386
Write-off loan receivable                             --            --         30,680
Interest expense (income)                         41,088       (15,103)        12,435
                                             ----------------------------------------
                                              10,218,706     4,565,136     23,479,549
                                             ----------------------------------------
NET LOSS FOR THE YEAR                        $(9,160,675)  $(4,391,298)  $(23,479,549)
=====================================================================================
NET EARNINGS (LOSS)
   Basic                                     $     (0.20)  $     (0.10)  $      (0.72)
   Diluted                                   $     (0.20)  $     (0.10)  $      (0.72)
=====================================================================================
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                         45,944,281    45,313,425     32,525,973
=====================================================================================

    The accompanying notes are an integral part of these financial statements

                                                       NEUTRON ENTERPRISES, INC.
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            (EXPRESSED IN UNITED STATES DOLLARS)

                                           COMMON STOCK        CAPITAL IN                   ACCUMULATED
                                       --------------------    EXCESS OF     ACCUMULATED   COMPREHENSIVE
                                         SHARES      AMOUNT    PAR VALUE       DEFICIT     INCOME (LOSS)       TOTAL
                                       ----------   -------   -----------   ------------   -------------   ------------
Balances, December 31, 2003            31,500,000    31,500        14,700       (123,428)          --           (77,228)
   Stock issued for services            1,080,000     1,080     1,435,320             --           --         1,436,400
   Stock issued for assets              9,500,000     9,500    21,840,500             --           --        21,850,000
   Development stage net loss                  --        --            --    (23,479,549)          --       (23,479,549)
                                       ----------   -------   -----------   ------------      -------      ------------
Balances, December 31, 2004            42,080,000    42,080    23,290,520    (23,602,977)          --          (270,377)
                                       ----------   -------   -----------   ------------      -------      ------------
   Stock issued for cash                3,000,000     3,000     2,847,000             --           --         2,850,000
   Stock issued for services              300,000       300       599,700             --           --           600,000
   Stock issued for assets                300,000       300       644,700             --           --           645,000
   Options issued for services                 --        --       595,000             --           --           595,000
   Warrants issued for services                --        --       567,348             --           --           567,348
   Cumulative Translation adjustment           --        --            --             --       27,296            27,296
   Net loss                                    --        --            --     (4,391,298)          --        (4,391,298)
                                       ----------   -------   -----------   ------------      -------      ------------
Balances, December 31, 2005            45,680,000   $45,680   $28,544,268   $(27,994,275)     $27,296      $    622,969
                                       ----------   -------   -----------   ------------      -------      ------------
   Stock issued for cash                2,150,000     2,150     2,937,004             --           --         2,939,154
   Warrants issued with stock                  --        --     1,145,846                                     1,145,846
   Stock issued for services               87,500        88       191,787                                       191,875
   Options issued as compensation              --        --     5,936,992                                     5,936,992
   Stock issued as compensation           500,000       500     1,199,500                                     1,200,000
   Cumulative Translation adjustment           --        --            --             --       (8,573)           (8,573)
   Net loss                                    --        --            --     (9,160,675)          --        (9,160,675)
                                       ----------   -------   -----------   ------------      -------      ------------
Balances, December 31, 2006            48,417,500   $48,418   $39,955,397   $(37,154,950)     $18,723      $  2,867,588
                                       ==========   =======   ===========   ============      =======      ============


    The accompanying notes are an integral part of these financial statements

                                                       NEUTRON ENTERPRISES, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (EXPRESSED IN UNITED STATES DOLLARS)

FOR THE YEARS ENDED DECEMBER 31                           2006          2005           2004
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss from operations                           $(9,160,675)  $(4,391,298)   $(23,479,549)
   Items not involving cash:
      Depreciation                                         27,424        32,726              --
      Shares issued for services received                 191,875       600,000       1,436,400
      Shares issued to employees                        1,200,000            --              --
      Options issued to employees                       4,970,666       595,000              --
      Options issued to directors & advisors              966,326            --              --
      Warrants issued for services received                    --       567,348              --
      Allowance for doubtful accounts                          --        30,782              --
      Interest accrued on loan receivable                 (12,594)           --              --
      Write-down of intangible assets                          --       753,889      21,655,386
      Write-down of inventory                             269,254       267,197              --
   Net change in non-cash working capital balances:
      Accounts receivable                                (253,881)     (307,204)             --
      Inventory (Note 17)                                      --      (160,980)       (419,233)
      Prepaid expenses                                    (61,190)      (37,589)        (24,072)
      Accounts payable                                     89,361        48,876          40,264
      Accrued liabilities                                 226,809        73,879         147,500
      Deferred revenue                                    (47,444)      241,070              --
      Cumulative translation adjustment                    (8,573)       18,405              --
                                                      -----------------------------------------
   Net cash used in operating activities               (1,602,642)   (1,667,899)       (643,304)
                                                      -----------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Due to related parties                                   --        (5,407)         45,061
      Share subscriptions received in advance                  --    (2,042,500)      2,042,500
      Short-term debt borrowings                        1,010,000       199,138              --
      Short-term debt repayment                        (1,209,138)           --              --
      Proceeds from sale of common stock                4,085,000     2,850,000              --
                                                      -----------------------------------------
   Net cash provided by
      financing activities                              3,885,862     1,001,231       2,087,561
                                                      -----------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                     (15,849)     (123,119)         (5,874)
   Acquisition expenses                                   (86,310)           --              --
   Software development                                  (176,524)           --              --
   Acquisition of intangible assets                            --      (100,000)             --
   Proceeds on disposition of assets                      706,000      (455,030)             --
                                                      -----------------------------------------
   Net cash provided by (used in)
      investing activities                                427,317      (678,149)         (5,874)
                                                      -----------------------------------------
NET INCREASE (DECREASE) IN CASH                         2,710,537    (1,344,817)      1,438,383
CASH, beginning of year                                    94,007     1,438,824             441
                                                      -----------------------------------------
CASH, end of year                                     $ 2,804,544   $    94,007    $  1,438,824

    The accompanying notes are an integral part of these financial statements

FOR THE YEARS ENDED DECEMBER 31                        2006        2005        2004
---------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                    $   59,913   $  3,751   $    12,435
   Taxes paid                                       $       --   $     --   $        --
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
   Shares issued for assets received                $       --   $645,000   $21,850,000
   Shares issued for services received                 191,875    600,000     1,436,400
   Shares issued to employees                        1,200,000         --            --
   Options issued to employees                       4,970,666    595,000            --
   Options issued to directors & advisors              966,326         --            --
   Warrants issued for services                             --    567,348            --

    The accompanying notes are an integral part of these financial statements

                                                       NEUTRON ENTERPRISES, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                DECEMBER 31, 2006, 2005 AND 2004
                                            (EXPRESSED IN UNITED STATES DOLLARS)

1.   NATURE OF BUSINESS

     Neutron Enterprises, Inc. ("Neutron" or "the Company") is a Nevada corporation incorporated on December 28, 2000. It was based in Vancouver, British Columbia, Canada until February 2004. In February 2004, the Company moved its office to Los Angeles, California, U.S.A. In February 2005, the Company opened offices in Mississauga, Ontario, Canada, and in February 2007, moved its head office to Montreal, Quebec, Canada. The Company's subsidiaries operate as a media company, renting advertising on outdoor LED media, and as an internet company currently developing an online skill-based stock market simulation contest.

     Basis of Presentation

     (a) The consolidated financial statements, presented in United States dollars, have been prepared by management in accordance with generally accepted accounting principles in the United States.

     (b) Certain comparative figures have been reclassified to conform to the financial statement presentation adopted for 2006.

     (c)  Going Concern and Liquidity Considerations

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at December 31, 2006, the Company has a loss from operations, an accumulated deficit of $37,154,950 and working capital of $2,520,060.

          While the Company believes that its current cash resources are adequate to fund operations and execute its business plan over the next 12 months, there is no assurance that these expectations will be met. As a result, the Company may continue to generate losses and negative cash flows from operations for the foreseeable future. In addition, the Company may be required to obtain additional funding sooner than currently anticipated to cover unforeseen expenses.

          Should additional funding be required, there is no assurance that the Company will be successful in obtaining such funding on terms satisfactory to the Company, if at all.

          As a result of these factors, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Such adjustments could be material.

2.   SIGNIFICANT ACCOUNTING POLICIES

     (a)  Principles of consolidation

          The consolidated financial statements include the accounts of the Company and its wholly owned Canadian subsidiaries, Neutron Media Inc. (formerly Digital Signage Broadcast Network DSBN Inc., "Neutron Media") and 4234260 Canada Inc., and its US subsidiary, Neutron Acquisition Corp. Intercompany balances and transactions are eliminated on consolidation.

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

     (d)  Inventory

          Finished inventory is stated at the lower of cost or net realisable value. Cost includes all costs of purchase, cost of conversion and other costs incurred in bringing the inventory to its present location and condition, and is calculated using the weighted average method. Market value is determined by reference to the sales proceeds of items sold in the ordinary course of business after the balance sheet date or to management estimates based on prevailing market conditions.

     (e)  Property and equipment

          Property and equipment are recorded at cost and are amortized (depreciated) over their estimated useful lives as follows:

          ASSET                             BASIS               RATE
          ---------------------------------------------------------------------------
          Computer equipment and software   Declining balance   30%
          Furniture and equipment           Declining balance   20%
          Leasehold improvements            Straight line       initial term of lease
                                                                + 1 option period

          Depreciation commences at the time when the assets are available for use.

     (f)  Revenue recognition

          The Company earns revenue from the sale of advertising on outdoor LED screens, and from the sale of LED and other signage products. Revenues are recognized when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collection is reasonably assured. Revenue derived from the sale of advertising services is initially recorded as deferred revenue on the balance sheet. The amount is recognized as income over the term of the contract.

          Payment terms vary by contract. Further, the balance sheet may reflect the following:

          (i) deferred revenue representing fees billed in advance of such fees being earned; and

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

          All transactions initiated in Canadian dollars are translated into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:

               (i) Assets and liabilities at the rate of exchange in effect at the balance sheet date; and

               (ii) Revenue and expense items at the average rate of exchange prevailing during the period

          Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders' equity as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net income
          (loss) but are reported as a component of other comprehensive income
          (loss).

          The Company translates foreign currency transactions into the Company's functional currency at the exchange rate effective on the transaction date. If the exchange rate changes between the date of the transaction and the time actual payment is made or recorded, a foreign exchange transaction gain or loss results which is included in determining net income (loss) for the period.

     (h)  Comprehensive income

          The Company uses SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended December 31, 2006, the Company's only comprehensive income was foreign currency translation adjustments.

     (i)  Fair value of financial instruments

          The carrying values of the Company's financial instruments, consisting of its cash and cash equivalents, accounts receivable, loans receivable, accounts payable, accrued liabilities, demand loans payable and amounts due to related parties, materially approximate their respective fair values at each balance sheet date due to the immediate or short-term maturity of these instruments

          Risk management activities:

          (a)  Currency risk:

               The Company is subject to currency risk through its activities in Canada. Changes in the exchange rate affect the operating results of the Company. The Company does not use derivative instruments to reduce its exposure to foreign currency risk. However, dependent on the nature, amount and timing of foreign currency receipts and payments, in the future, the Company may enter into foreign currency contracts to mitigate the associated risks. As at December 31, 2006, there were no foreign currency contracts outstanding.

          (b)  Credit risk:

               The Company manages its credit risk with respect to accounts receivable by billing whenever possible in advance of rendering services. As at December 31, 2006, one customer represented 8.5% of accounts receivable (F2005 - 6.5%).

     (j)  Income taxes

          The Company follows the Statement of Financial Accounting Standards Number 109 (SFAS 109), "Accounting for Income Taxes". Future income taxes reflect the net effect of:

               (i) temporary differences between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes; and

               (ii) net operating loss carry forwards for income taxes using the liability method.

          Under this method, future income taxes are recognized at the enacted tax rate expected to be applicable at the date of reversal for all significant temporary differences between the tax and accounting bases of assets and liabilities and for certain tax carryforward items. Future income tax assets are recognized only to the extent that, in the opinion of management, it is more likely than not that the future income tax assets will be realized. Future income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the substantive enactment of the change.

     (k)  Stock-based compensation

          Effective from fiscal 2005, the Company prospectively adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. The adoption of this accounting policy did not have any effect on prior periods.

     (l)  Earnings (loss) per share

          The Company computes net loss per common share using SFAS No. 128 "Earnings Per Share." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average common shares outstanding assuming all dilutive potential common shares were issued.

     (m)  Segment reporting

          The Company uses SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", to guide its disclosure about segments of its business. This standard requires entity-wide disclosures about the products and services the entity provides, the material countries in which it holds assets and reports revenues and its major customers.

     (n)  Software development

          The Company uses SOP 98-1, "Accounting for the costs of Computer Software developed for Internal Use". Under this standard, the Company capitalizes the costs of software being developed for its internet business, until the software development stage has been completed, after which it is amortized over a period estimated to represent the useful life of the software. The software is for internal use. Prior to fiscal 2006, the Company did not incur any software development costs.

     (o)  Business combinations

          The Company accounts for the acquisition of subsidiaries using the purchase method of accounting.

     (p)  Recent accounting pronouncements

          In June 2006, FASB issued Accounting for Uncertain Tax Positions - an Interpretation of FASB Statement No. 109, FIN 48 which prescribes a recognition and measurement model for uncertain tax positions taken or expected to be taken in the Company's tax returns. FIN 48 provides guidance on recognition, classification, presentation and disclosure of unrecognized tax benefits. Management is required to adopt this statement effective January 1, 2007 and is currently assessing the impact on the Company's financial statements.

          In September 2006, FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands fair value disclosures. The standard does not require any new fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007. Management is currently assessing the impact on the Company's financial statements.

     (q)  Selling, general and administrative expenses

          Other operating expenses not charged to cost of revenues/goods sold are selling, general and administrative expenses in nature.

3.   ACCOUNTS RECEIVABLE

                           2006       2005
     ---------------------------------------
     Trade receivables   $498,875   $274,101
     Other receivables     31,428      2,321
                         -------------------
                         $530,303   $276,422

     Trade receivables is shown net of an allowance for doubtful accounts of $Nil (2005 - $30,782).

4.   LOANS RECEIVABLE

                           2006       2005
     ---------------------------------------
     Loans receivable      $--      $455,030

           In fiscal 2005, the Company provided financing of $450,000 to its sub-contract manufacturing partner located in Shanghai, China, for the purpose of expanding its Elumalite capacity. The loan was payable on demand and had a 4.5% interest rate per annum, compounded monthly. Included in the loan balance at December 31, 2005 was an accrued interest amount of $5,030. The Company had designated the loan as long term as the intent, at that time, was to hold the receivable in excess of one year. As a result of the sale of certain assets related to the signage business discussed in Note 17, this loan was sold, and the amount outstanding, collected in full during fiscal 2006

5.   INVENTORY WRITEDOWN

     As a result of the review of the value of the inventory on hand, and an examination of the details of the asset sale agreement discussed in Note 17, the Company determined that a writedown of its inventory in the amount of $269,254 was required. Pursuant to the terms of the asset sale agreement, the remaining inventory was sold during fiscal 2006. The writedown of inventory has been included in the cost of revenue/goods sold.

6.   INTANGIBLE ASSETS

     The changes in the carrying amount of intangible assets for the year ended December 31 were as follows:

                                              2006      2005
     ---------------------------------------------------------
     Intangible assets - beginning of year    $--    $      --
        Additions                              --      745,000
        Cumulative translation adjustment      --        8,889
        Write-off of intangibles               --     (753,889)
                                             -----------------
     Intangible assets - end of year          $--    $      --
     =========================================================

     The value assigned to the intangible assets was determined based on a review of the purchase agreement for the assets from the companies, detailed in Note 12.

     For the purchase of the assets acquired in fiscal 2005, the entire amount of the consideration paid for the assets was allocated to intangible assets. These assets included customer lists and the business expertise of key staff. As of December 31, 2005, management re-valued the benefits of the intangible assets and determined that a write-down of the value to $Nil was required to reflect the uncertainties inherent in the business, including the reliance of the Company on limited expert resources, the lack of long term contracts, and the competitive nature of the business.

7.   PROPERTY AND EQUIPMENT

                                                   ACCUMULATED   NET BOOK
     2006                                 COST    DEPRECIATION     VALUE
     --------------------------------------------------------------------
     Computer equipment and software   $ 99,483      $43,754      $55,729
     Furniture and equipment             28,799       10,247       18,552
     Leasehold improvements              16,557        6,144       10,413
                                       ----------------------------------
                                       $144,839      $60,145      $84,694
     ====================================================================

                                                   ACCUMULATED   NET BOOK
     2005                                 COST    DEPRECIATION     VALUE
     --------------------------------------------------------------------
     Computer equipment and software   $ 84,580      $24,704      $59,876
     Furniture and equipment             27,714        5,328       22,386
     Leasehold improvements              16,700        2,693       14,007
                                       ----------------------------------
                                       $128,994      $32,725      $96,269
     ====================================================================

8.   SOFTWARE DEVELOPMENT

     The Company has engaged internal and external developers to write the software required to support its planned internet portal. As the software is still under development, no amortization has been recorded as of December 31, 2006.

9.   ACQUISITION COSTS

     The Company incurred legal and other costs with respect to the purchase of all of the outstanding stock of Stock-Trak, Inc. As discussed in Note 18, the purchase closed on January 3, 2007.

10.  RELATED PARTY TRANSACTIONS

     Except as noted elsewhere in these consolidated financial statements, related party transactions are as follows:

     As discussed in Note 17, during fiscal 2006, the Company sold certain assets related to its signage business to a former executive of the Company.

     As of December 31, 2006, the Company is obligated to a former director and officer on an interest bearing promissory note in the amount of $68,727 (2005 - $68,727) due on demand with interest calculated at a rate of 10% per annum (compounded annually). No interest was accrued in fiscal 2006 (2005- $1,541). The Company has commenced discussion with the party to settle the amount due and does not expect to incur further interest charges.

     As of December 31, 2006, the Company is obligated to a shareholder in the amount of $25,000 (2005 - $25,000). This loan is unsecured, non-interest bearing and due on demand.

11.  DEMAND LOANS PAYABLE

                                     2006     2005
     -----------------------------------------------
     Loan payable, 2.5% per annum,
        payable on demand             $--   $ 14,744
     Loan payable, 5.0% per annum,
        payable on demand              --    150,000
     Loan payable, 5.0% per annum,
        payable on demand              --     34,394
     -----------------------------------------------
                                      $--   $199,138
     ===============================================

     In March 2006, the Company announced that it had negotiated a Secured Note facility which permitted drawings up to $3,000,000 in increments of up to $200,000 per month (unless consented to by the lender). The Secured Note accrued interest at 8% per annum, compounded annually, and was due the earlier of three years from the date the first funds were requested from the Lender and June 30, 2009. As part of the financing there was a commitment fee of $60,000. The funds were used for the general working capital requirements of the Company. Proceeds from a private placement financing, discussed in Note 12, and the asset sale discussed in Note 17, were used to pay off the outstanding loan balance during fiscal 2006.

12.  CAPITAL STOCK

          a) Authorized : 200,000,000 common shares $0.001 par value (December 31, 2005 - 100,000,000)) and 10,000,000 preferred shares $0.001 par value (December 31, 2005 - nil).

          b) On December 22, 2006, as part of a private placement financing, the Company issued 2,150,000 shares of common stock and warrants to purchase 1,075,000 common shares at a strike price of $2.50 to investors for gross proceeds of $4,300,000. The Company issued warrants to purchase 172,000 common shares at a strike price of $2.50, and is obligated to pay an amount of $215,000 to a company for its assistance with respect to the financing. The warrants vested immediately and expire in two years. The Company determined the total value of these warrants to be $1,145,846 based on the Black-Scholes option pricing model.

          c) On December 22, 2006, the Company issued to Investa Solutions a warrant to purchase up to 750,000 shares of our common stock (the "Consultant Warrant"). The Consultant Warrant has an exercise price of $2.50 per share and terminates two years after the date of grant. The Consultant Warrant vests in accordance with the following schedule:
          (i) warrant to purchase 250,000 shares vest when the closing price of our common stock equals or exceeds $2.50 per share for a period of ten consecutive trading days; (ii) warrant to purchase 250,000 shares vest when the closing price of our common stock equals or exceeds $3.75 per share for a period of ten consecutive trading days; and (iii) warrant to purchase 250,000 shares vest when the closing price of our common stock equals or exceeds $5.75 per share for a period of ten consecutive trading days. In accordance with EITF 96-18, the Company has not recognised any expense with respect to these warrants as no performance commitment exists, and no warrants have vested under the agreement as at December 31, 2006.

          d) On August 25, 2006, the Company issued 500,000 shares of common stock to the CEO in consideration for services to be provided under the terms of his employment agreement with the Company. The Company determined the total value of these shares to be $1,200,000 based on the market price of the shares on the date of issuance. As at December 31, 2006, a total of 249,999 shares have been released in accordance with the terms specified in the employment agreement. As the shares are fully vested at December 31, 2006, the total value of $1,200,000 has been expensed to salaries and benefits in fiscal 2006.

          e) On April 27, 2006, the Company issued 50,000 shares of its common stock in consideration for services provided. The Company determined the value of this stock to be $100,000 based on the market price of the stock on the date of issuance. In addition, on December 12, 2006, the Company issued 37,500 shares of its common stock in consideration for services provided. The Company determined the value of this stock to be $91,875 based on the market price of the stock on the date of issuance.

          f) On February 7, 2005, the Company issued 3,000,000 common shares of its capital stock in consideration for net proceeds of $2,850,000. In addition, on February 24, 2005, the Company issued 300,000 common shares of its capital stock in consideration for services received. The fair value of the services received for purposes of these financial statements was determined using the closing trading price of the Company's shares on February 24, 2005, being $2.00 per share, for a total of $600,000 which has been included in general and administrative expenses for fiscal 2005.

          g) On December 15, 2004, the Company through its wholly owned subsidiaries, Neutron Media and 4234260 Canada Inc., acquired certain assets from two unrelated companies. Under the terms of the asset purchase agreements, Neutron Media paid $407,068 in cash and issued 9,500,000 Class E exchangeable shares ("Exchangeable Shares") to the vendors. The Exchangeable Shares were convertible, at the option of the holders, to 9,500,000 common shares of Neutron Enterprises, Inc. with no additional consideration given.

          The Exchangeable Shares were valued at $2.30 per share, based on the closing price on December 15, 2004. The total consideration paid to acquire these assets was $22,257,068. Based on the fair values at the date of acquisition, the amounts of $595,808 and $5,874 were allocated to inventory and to property and equipment respectively, and the remaining balance of $21,655,386 was allocated to intangible assets. At December 31, 2004, management re-valued the benefits of the intangible assets and determined a write down of the value to $Nil was required. The write down amount was charged to the Statements of Loss in 2004.

          During fiscal 2006, the Exchangeable Shares were converted into 9,500,000 common shares of Neutron Enterprises, Inc.

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

          A total of 200,000 Exchangeable Shares are held in escrow for two years following the completion of the asset acquisition. All or a portion of the Exchangeable Shares will be distributed to the vendor after the escrow period depending on the performance of the related business unit. Any remaining Exchangeable Shares will be returned to the Company. This contingent consideration will only be recorded once the shares are released from escrow, based on performance, and will form part of salaries expense.

          Neutron Media has executed a Put and Call Agreement with each vendor relating to the Exchangeable Shares. Pursuant to the respective agreements, each vendor has the option, under certain circumstances including the insolvency of the corporation, to cause the corporation to repurchase its Exchangeable Shares in consideration of the delivery of common shares of Neutron Enterprises, Inc., on a one for one basis. The agreement also gives Neutron Enterprises, Inc. as well as Neutron Media an overriding call right to purchase the Exchangeable Shares owned by each vendor should a vendor request that the corporation repurchase the Exchangeable Shares, whether pursuant to the Put and Call Agreement or pursuant to the articles of incorporation of the corporation. Consideration in the circumstance is the common shares of Neutron Enterprises Inc.

          Accordingly, in these financial statements the Exchangeable Shares have been shown as equity of Neutron.

          h) On 28 August 2005, Neutron issued to Creata Promotions (USA), Inc, ("Creata"). a warrant to purchase up to 3,000,000 common shares of Neutron exercisable at $1.00 per share and subject to vesting terms related to achievement of sales goals related to Creata's efforts on behalf of Neutron. Warrants to purchase 250,000 shares vested during fiscal 2005 as a result of the payment by Creata of 50% of the purchase price of the items referred to in the agreement.

          VESTING TERMS OR STATUS OF WARRANTS GRANTED TO CREATA         # of warrants
          ---------------------------------------------------------------------------
          Vested at Dec 31, 2006                                            250,000
          ---------------------------------------------------------------------------
          NOT VESTED:
          Vests upon payment from clients
          referred to Neutron of:           $ 1,000,000                     250,000
                                            $ 6,000,000                     500,000
                                            $16,000,000                     500,000
                                            $26,000,000                     500,000
                                            $38,500,000                     500,000
                                            $50,100,000                     500,000
                                                                          ---------
          Total warrants granted to Creata not vested at Dec 31, 2006     2,750,000
          =========================================================================

          The Company used the Black-Scholes Option Pricing Model to value the warrants that vested during the previous year.

          Of the 3,000,000 warrants granted to Creata, as described above, 250,000 vested during fiscal 2005 and an expense amount of $567,348 was calculated based on the assumptions detailed in Note 12(i). The expense has been included in general and administrative expenses in fiscal 2005. As a result of business changes during fiscal 2006, the Company does not expect any additional warrants to vest under this agreement.

12.  CAPITAL STOCK (CONTINUED)

     (i)  Stock options

          The Company has reserved 6,000,000 common shares under its Amended 2005 Stock Plan (the "Plan"). Under the Plan, the options are exercisable for one share of common stock and the exercise price of the option must equal at least 75% of the market price of the underlying share at the grant date. The options have vesting periods ranging from the date of grant up to five years. Once vested, options are exercisable at any time until expiry, or unless cancelled under a provision of the Plan. Certain options granted to executives provide for accelerated vesting if there is a change in control (as defined in the Plan).

          The Company recognizes an expense relating to stock options granted to both employees and non-employees using the fair value method. The stock option expense is calculated using the Black-Scholes Option Pricing Model.

          During the three months ended March 31, 2006, the Company granted 450,000 stock options under the Plan to its directors and officers with a strike price of $2.00 per share. The options will vest over 2 years, and expire in January and February 2011.

          During the three months ended June 30, 2006, the Company granted 4,500,000 stock options to its officers. Of these options, 4,250,000 were issued outside the Plan, 4,000,000 of which have a strike price of $2.00 per share and 250,000 have a strike price of $1.00 per share. The remaining 250,000 options were issued in the Plan and have an exercise price of $2.00 per share. The options vest over a period of up to 2 years, and expire in May and June 2011.

          During the three months ended September 30, 2006, the Company granted 3,750,000 stock options to its directors and officers. Of these options, 2,300,000 options were issued outside the Plan at a strike price of $2.00 per share. Of the 1,450,000 options issued in the Plan, 250,000 were issued at a strike price of $2.00 per share, 500,000 were issued at a strike price of $2.34 per share, 400,000 were issued at a strike price of $2.39 per share, and 300,000 were issued at a strike price of $2.43 per share. In December, 220,000 options that had been issued at $2.00 were forfeited. The options vest over 2 to 3 years, and expire between June and September 2011.

          During the three months ended December 31, 2006, the Company granted 750,000 in Plan stock options to its employees. Of these options, 700,000 have a strike price of $2.20 per share and 50,000 have a strike price of $2.34 per share. The options vest over a period of 3 years, and expire in November and December 2011.

          During fiscal 2005, the Company granted 385,000 in Plan stock options to an officer with a strike price of $1.70 per share. The options vested on August 18, 2005, and expire on August 17, 2010. No stock purchase options had been granted prior to May 31, 2005.

          Stock-based compensation related to the issuance of stock options amounted to $5,936,992 during 2006 (2005 - $595,000, 2004 -$Nil), of which $4,970,666 has been included in salaries and benefits expense (2005 -$595,000, 2004 - $Nil), and $966,326 has been included in general and administrative expense in the period (2005 - $Nil, 2004 - $Nil).

          Option pricing models require the input of highly subjective assumptions, particularly as to the expected price volatility of the stock. Changes in these assumptions can materially affect the fair value estimated.

12.  CAPITAL STOCK (CONTINUED)

          No other value associated with the stock options was recognized in the accounts of the Company.

     (j)  Stock option and warrant details

          The fair value of each option and warrant granted to employees was estimated on the date of the grant, and for non-employees, on the performance date of the service, using the Black-Scholes fair value option pricing model with the following assumptions:

                                                           2006         2005       2004
          -----------------------------------------------------------------------------
          Risk-free interest rate                      4.35 TO 5.07%       3.21%    n/a
          Volatility factor of the future expected
             market price of the Company's
             common shares                           75.94 TO 92.07%        147%    n/a
          Weighted average expected life
             - options                                     5.0 YEARS   5.0 years    n/a
             - warrants                                    2.0 YEARS   3.3 years    n/a
                Expected dividends                               NIL         Nil    Nil
          =============================================================================

          The weighted average expected life of the options and the warrants represents the period of time that the options and warrants are expected to be outstanding. At December 31, 2006, no options or warrants have been exercised to date, and 92% of issued options are at exercise prices in excess of the trading price of the Company at December 31, 2006. As a result, the Company has estimated that the option and warrant holders will exercise at the expiry date. The risk-free rate used to value the warrants and options is based on the yield of U.S. Treasury securities at the grant date. The volatility has been calculated based on the historical price of the Company's stock since January 2005, a historic period that management has determined best represents the future expected volatility.

          Details of the options are as follows:

                                                                 WEIGHTED
                                                                 AVERAGE
                                                                 EXERCISE
                                                     NUMBER     PRICE PER
                                                   OF OPTIONS     SHARE
          ---------------------------------------------------------------
          Options outstanding, December 31, 2004           --     $  --
          Options granted                             385,000      1.70
          Options exercised                                --        --
          Options forfeited                                --        --
          ---------------------------------------------------------------
          Options outstanding, December 31, 2005      385,000     $1.70
          Options granted                           9,450,000      2.04
          Options exercised                                --        --
          Options forfeited                          (220,000)     2.00
          ---------------------------------------------------------------
          Options outstanding, December 31, 2006    9,615,000     $2.03
          ===============================================================
          Options exercisable, December 31, 2004           --     $  --
          ===============================================================
          Options exercisable, December 31, 2005      385,000     $1.70
          ===============================================================
          Options exercisable, December 31, 2006    2,490,000     $1.85
          ===============================================================

OPTIONS AT DECEMBER 31, 2006

                                         OUTSTANDING   EXERCISEABLE
          Weighted average remaining
          contractual term (in years)           4.49         4.30
          Aggregate intrinsic value       $2,314,250     $988,000

As of December 31, 2006, there was $5,975,954 of unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.74 years. The total fair value of shares vested in fiscal 2006 was $2,947,543.

The options granted in 2005 expire in August, 2010, and the options that were granted in fiscal 2006, expire during 2011. Compensation cost is recognized over the periods of requisite service during which each tranche of share options is earned, using the graded vesting attribution method.

     (k)  Cancellation of shares

          During fiscal 2005, the Company commenced litigation against a third party with respect to cancelling 1,000,000 shares of the common stock of the Company that had been issued to the third party, as a result of the failure of the third party to provide the services for which the shares were issued. The Company believes that it has a valid basis to cancel the shares.

13.  INCOME TAXES

          No net provision for refundable income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry forward has been recognized, as it is not deemed likely to be realized.

                                                                           2006                   2005                2004
------------------------------------------------------------------------------------------------------------------------------------
Income tax expense (recovery) at statutory rates                   $(3,114,630)  (34.0%) $(1,493,041)  (34.0%) $(7,983,047)  (34.0%)
INCREASE (DECREASE) IN INCOME TAXES RESULTING FROM:
Expenses (revenue) deducted (included) in the accounts that have
no corresponding deduction (inclusion) for income taxes              2,426,577    26.5%      395,198     9.0%    7,974,058    34.0%
Impact of different tax rate on earnings of foreign subsidiaries        (2,614)   (0.0%)      (2,733)   (0.1%)          --     0.0%
Change in valuation allowance                                          544,886     5.9%    1,118,868    25.5%        8,989     0.0%
------------------------------------------------------------------------------------------------------------------------------------
Other items                                                            145,781     1.6%      (18,292)   (0.4%)          --     0.0%
------------------------------------------------------------------------------------------------------------------------------------
                                                                   $        --     0.0%  $        --     0.0%  $        --     0.0%
====================================================================================================================================

Expenses that have no corresponding deduction for income tax are primarily stock based compensation items.

     The tax effects of temporary differences that give rise to significant portions of the future tax assets and liabilities at December 31, 2006 and 2005 are presented below:

                                                 2006         2005
     ----------------------------------------------------------------
     Future tax assets:
        Property and equipment                $   20,451   $   11,127
        Non-capital losses expiring by 2026    1,658,962    1,262,120
     ----------------------------------------------------------------
                                               1,679,413    1,273,247
     Less valuation allowance                  1,679,413    1,273,247
     ----------------------------------------------------------------
     Total net future tax assets                      --           --
     Less current portion                             --           --
     ----------------------------------------------------------------
                                              $       --   $       --
     ================================================================

     At December 31, 2006, the Company has non-capital losses of $1,055,854, arising from its US operations, available to reduce future years' taxable income, and which expire as follows:

     2020   $    1,435
     2021       33,798
     2022       32,419
     2023       55,758
     2024      330,646
     2025      552,406
     2026       49,392
     -----------------
            $1,055,854
     =================

     As of December 31, 2006, the Company's Canadian subsidiaries have approximately $3,800,000 (2005 -$1,900,000) of non-capital losses, most of which expires in 2015 and 2016, and $20,117,429 of eligible capital expenditure that can be used to reduce future Canadian source taxable income.

     No provision has been made in the financial statements with respect to any potential future income tax assets which may be associated with any of these losses.

14.  COMMITMENTS AND CONTINGENCIES

     (a) The Company, through its subsidiary, has entered into an operating lease agreement for office premises with minimum annual lease payments over the next five years and thereafter as follows:

     2007         $ 77,167
     2008          139,918
     2009          141,542
     2010           75,644
     2011               --
     Thereafter         --
     ---------------------
                  $434,271
     =====================

          In addition to the basic rent, the Company is responsible for its proportionate share of property taxes and operating costs for the office premises.

     (b) In the ordinary course of business, the Company and its subsidiaries may have legal proceedings brought against them. Management is not aware of any outstanding legal claims against the Company as of December 31, 2006.

15.  SEGMENTED INFORMATION

     While the Company has subsidiaries in Canada and in the United States, it operates as an international business and has no distinct reportable business segments. The Company is currently in the development stage for its internet portal, at which point, it will begin to report this as a separate business segment.

     The tables below set out the following information:

     (a) The Company's revenue by geographic region based on the region in which the customer is located is as follows:

                           2006         2005      2004
     -------------------------------------------------
     Revenue:
        Canada          $  155,119   $  261,478    $--
        United States    1,943,518      759,118     --
     -------------------------------------------------
                        $2,098,637   $1,020,596    $--
     =================================================

     (b)  The Company's revenue by type is as follows:

                                      2006         2005      2004
     -----------------------------------------------------------
     Revenue:
        Product sales             $   26,069     $268,686    $--
        Event marketing            2,072,568      751,910     --
     -----------------------------------------------------------
                                  $2,098,637   $1,020,596    $--
     ===========================================================

     (c) In 2006, the Company had three customers, which represented 3.9%, 3.1% and 2.1% of revenue respectively (fiscal 2005 - 9.7%, 7.7% and 2.0%).

     (d) The Company's identifiable assets for each geographic area in which it has operations are as follows:

                                2006      2005
     -------------------------------------------
     Property and equipment
        Canada                $84,694   $ 96,269
     -------------------------------------------
                              $84,694   $ 96,269
     ===========================================
     Inventory
        Canada                $    --   $435,950
        Taiwan                     --     71,680
     -------------------------------------------
                              $    --   $507,630
     ===========================================

16.  FINANCIAL INSTRUMENTS

     The estimated fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced or liquidation sale. These estimates, although based on the relevant market information about the financial instrument, are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. The carrying amounts of cash, accounts receivable, accounts payable, accrued liabilities, due to related parties and demand loans payable approximate their fair values due to the short-term nature of these instruments.

17.  SALE OF ASSETS

     On August 15, 2006, the Company entered into an agreement to sell certain assets related to its signage business, including the loan receivable principal amount of $450,000, plus accrued interest, related to the Chinese factory and the inventory of signs which the Company carried at a book value of $238,376, to a company owned by a member of its executive team. Under the terms of the agreement, the Company received a lump sum payment and is entitled to ongoing royalties related to sales of the signage business. The agreement required the resignation of the executive, and other members of the signage group, the sale of the inventory to this new company, and the assumption of the existing warranty on products sold since the Company entered this business.

     Upon closing the Company received a lump sum payment of $725,000, less legal fees of $19,000, which were applied as repayment of the loan balance discussed above, with the balance applied against the inventory which was sold to the new company under the agreement.

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

18.  SUBSEQUENT EVENTS

     a) On November 29, 2006, the Company entered into a merger agreement with Stock-Trak, Inc., a Georgia corporation ("Stock-Trak"). On January 3, 2007, the merger agreement was closed and Stock-Trak will operate as a wholly owned subsidiary of the Company. Stock-Trak is an Atlanta, Georgia based provider of stock market portfolio simulation software and services to the education and corporate markets. The primary assets of Stock-Trak consist of intellectual property, trade receivables, and customer contracts. The Company will undertake a review of the value of the intangible assets acquired to determine the allocation between goodwill and other Intangible assets. In consideration for the Merger, the Company issued or paid, as applicable to the sole shareholder of Stock-Trak: (i) 647,249 shares of common stock of the Company and (ii) a cash payment of $1,987,000. The cash payment was subject to a post closing adjustment to the extent that the total assets less the total liabilities of Stock-Trak, on January 3, 2007, were greater or less than $150,000. The number of shares was based on a valuation of $2.3175 per share, which was the average of the closing prices of the Company's common stock for the twenty business days preceding the execution of the merger agreement. Prior to entering into the merger agreement, the Company was party to a Joint Development Agreement with Stock-Trak pursuant to which Stock-Trak provided software development services to the Company. Other than the foregoing, there was no relationship between the Company or its directors and officers, or any associate of any of our directors or officers, on the one hand, and Stock-Trak or its executives on the other.

     The unaudited pro forma condensed balance sheet, and the unaudited pro forma condensed statement of operations for the periods indicated reflects the acquisition as if it took place on January 1, 2006.

                                                         NEUTRON ENTERPRISES, INC.
                                                     PROFORMA CONDENSED BALANCE SHEETS
                                                         AS AT DECEMBER 31, 2006
                                           NEUTRON      STOCK-
                                        ENTERPRISES,     TRAK,      PROFORMA        PROFORMA
                                             INC.         INC.    ADJUSTMENTS        BALANCE
ASSETS
CURRENT ASSETS
Cash and cash equivalents               $  2,804,544   $  2,896    (1,987,000)(3) $    820,440
Accounts receivable                          530,303    101,053       (39,225)(1)      592,131
Prepaid expenses                             124,320      6,094                        130,414
                                        ------------------------------------------------------
   TOTAL CURRENT ASSETS                    3,459,167    110,043                      1,542,985
Software development                         176,524         --                        176,524
Property and equipment                        84,694     20,884                        105,578
Pre-acquisition expenses                      86,310         --       (86,310)(4)           --
Goodwill                                          --         --       (92,476)(2)    3,480,834
                                                                    3,487,000 (3)
                                                                       86,310 (4)
                                        ------------------------------------------------------
                                        $  3,806,695   $130,927                   $  5,305,921
                                        ======================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and
accrued liabilities                     $    651,754   $ 91,512       (39,225)(1) $    704,041
Accrued liabilities - related parties         93,727    (88,061)                         5,666
Deferred revenue                             193,626     15,000                        208,626
Demand loans payable                              --     20,000                         20,000
                                        ------------------------------------------------------
   TOTAL CURRENT LIABILITIES                 939,107     38,451                        938,333
STOCKHOLDERS' EQUITY
Capital stock                                 48,418     55,950       (55,950)(2)       49,065
                                                                          647 (3)
Additional paid in capital                39,955,397         --     1,499,353 (3)   41,454,750
Deficit                                  (37,154,950)    36,526       (36,526)(2)  (37,154,950)
Accumulated other
comprehensive income                          18,723         --                         18,723
                                        ------------------------------------------------------
   TOTAL STOCKHOLDER'S EQUITY              2,867,588     92,476                      4,367,588
                                        ------------------------------------------------------
                                        $  3,806,695   $130,927                   $  5,305,921
                                        ======================================================

                                             NEUTRON ENTERPRISES, INC.
                                      PROFORMA CONDENSED STATEMENT OF OPERATIONS
                                          FOR YEAR ENDED DECEMBER 31, 2006
                                NEUTRON       STOCK-
                             ENTERPRISES,      TRAK,       PROFORMA       PROFORMA
                                  INC.         INC.      ADJUSTMENTS      BALANCE
REVENUE                       $ 2,098,637   $1,058,619      (95,100)(6) $ 3,062,156
Cost of revenue/goods sold      1,040,606           --      114,329 (5)   1,154,935
                             ------------------------------------------------------
                                1,058,031    1,058,619                    1,907,221
OPERATING EXPENSES
Salaries and benefits           7,659,911      529,964       35,348 (5)   8,225,223
General and administrative      2,267,615       81,736      122,900 (5)   2,377,151
                                                            (95,100)(6)
Occupancy costs                   223,035           --       33,441 (5)     256,476
Foreign exchange                     (367)          --                         (367)
Depreciation                       27,424        5,247                       32,671
Other                                          306,018     (306,018)(5)
                             ------------------------------------------------------
                               10,177,618      922,965                   10,891,154
Interest expense                   41,088        9,040                       50,128
                             ------------------------------------------------------
                               10,218,706      932,005                   10,941,282
                             ------------------------------------------------------
   NET (LOSS) EARNINGS        $(9,160,675)  $  126,614                  $(9,034,061)
                             ======================================================

NOTES TO PROFORMA STATEMENTS

   1- To reverse the payable owed to Stock-Trak by Neutron at December 31, 2006

   2- To eliminate Stock-Trak capital and retained earnings accounts at December
      31, 2006

   3- To record the acquisition of Stock-Trak

   4- To reclassify pre-acquisition expenses related to Stock-Trak purchase to goodwill

   5- To reclassify the other expenses in the Stock-Trak audited statements

   6- To eliminate the payments made by Neutron to Stock-Trak during fiscal 2006

     b) Subsequent to December 31, 2006, the Company received $500,000 under the terms of the private placement, for which it will issue 250,000 shares of common stock and warrants to purchase 125,000 shares of common stock at a strike price of $2.50. The Company is obligated to issue warrants to purchase 20,000 shares of its common stock at a strike price of $2.50, and to pay an amount of $10,000 to a company for its assistance with respect to the financing.

     c) Subsequent to December 31, 2006, the Company negotiated a Secured Note facility in the amount of $2,100,000. The Secured Note accrues interest at 8% per annum, compounded annually, and is due the earlier of eighteen months from the date the first funds were requested from the Lender, and September 23, 2008. An amount of $2,100,000 was received on March 27, 2007. The Secured Note contains a provision allowing for the conversion of all or a portion of the principal and accrued interest outstanding, to restricted shares of the common stock of the Company at a strike price of $2.50. The funds will be used for the general working capital requirements of the Company, and to finance the ongoing software development.

                                  EXHIBIT INDEX

EXHIBIT NUMBER                          DESCRIPTION
--------------   ---------------------------------------------------------------
     14.1        Code of Ethics

     21.1        Subsidiaries of the Company

     23.1        Consent of Pricewaterhouse Coopers, Certified Public
                 Accountants

     23.2        Consent of Staley Okada and Partners

     31.1 Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

     31.2 Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

     32.1 Certification of Chief Executive Officer and Chief Financial Officer of Registrant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002