Form 10-Q
period 2007-03-31
NEUTRON ENTERPRISES INC
filed 2007-05-15
CIK 1135140

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒     Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2007

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

(514) 871-2222
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act

Large Accelerated Filer ☐                        Accelerated Filer ☐                        Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒

As of May 14, 2007, there were 49,314,749 shares issued and outstanding of the issuer’s common stock.

TABLE OF CONTENTS

NEUTRON ENTERPRISES, INC.
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2007

PART I - FINANCIAL INFORMATION

NEUTRON ENTERPRISES, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

Interim Unaudited Consolidated Financial Statements

Interim Consolidated Balance Sheets

Interim Consolidated Statements of Operations

Interim Consolidated Statements of Stockholders’ Equity

Interim Consolidated Statements of Cash Flows

Notes to Interim Consolidated Financial Statements

Neutron Enterprises, Inc.

Interim Consolidated Balance Sheets

(Expressed in United States dollars)
Unaudited - Prepared by Management

	March 31,	December 31,
As At:	2007	2006
		(note 9)
Assets

Current
Cash and cash equivalents	$2,129,570	$2,804,544
Accounts receivable	411,635	530,303
Due from former shareholder, Stock-Trak (Note 3)	27,874	—
Prepaid expenses and deposits	191,721	124,320
	2,760,800	3,459,167

Property and equipment	142,529	84,694
Software development	462,523	176,524
Acquisition costs (Note 3)	—	86,310
Goodwill (Note 3)	1,391,848	—
Intangible assets, net of accumulated amortization of $170,833 (Note 3)	1,879,167	—
	$6,636,867	$3,806,695

Liabilities and Stockholders’ Equity

Current
Accounts payable	$238,224	$186,566
Accrued liabilities	193,950	465,188
Customer deposits	13,000	193,626
Due to related parties (Note 4)	93,727	93,727
Deferred charges	16,304	—
	555,205	939,107

Secured convertible note payable (Note 5)	2,103,682	—

Commitments and contingency (Note 7)

Stockholders’ Equity
Capital stock (Note 6)	49,315	48,418
Capital in excess of par value	43,562,106	39,955,397
Deficit	(39,648,509)	(37,154,950)
Accumulated other comprehensive income	15,068	18,723
	3,977,980	2,867,588

	$6,636,867	$3,806,695

Going concern uncertainty – See Note 1

The accompanying notes are an integral part of these financial statements

Neutron Enterprises, Inc.

Interim Consolidated Statements of Operations

(Expressed in United States dollars)

Unaudited - Prepared by Management

For the three months ended March 31	2007	2006
		(note 9)
Revenue (Note 8)	$667,686	$505,403

Cost of revenue/goods sold	167,574	135,447
	500,112	369,956

Operating expenses:
Salaries and benefits (Notes 3 and 6)	1,991,085	407,266
General and administrative (Note 6)	765,139	565,217
Occupancy costs	61,533	70,836
Foreign exchange	(875)	(7,530)
Depreciation and amortization	178,409	5,264
	2,995,291	1,041,053

Interest expense, secured convertible note payable (Note 5)	3,682	—
Interest expense (income)	(5,302)	125
	(1,620)	125

Net loss before income taxes	$(2,493,559)	$(671,222)

Income taxes	—	—

Net loss	$(2,493,559)	$(671,222)

Loss per share
Basic	$(0.05)	$(0.01)
Diluted	$(0.05)	$(0.01)

Weighted average number of common shares outstanding - basic	49,145,710	45,680,000

Weighted average number of common shares outstanding – fully diluted	49,589,335	45,680,000

The accompanying notes are an integral part of these financial statements

Neutron Enterprises, Inc.

Interim Consolidated Statements of Stockholders’ Equity

(Expressed in United States dollars)

Unaudited- Prepared by Management

			Capital in		Accumulated
	Common Stock		Excess of	Accumulated	Comprehensive
	Shares	Amount	Par Value	Deficit	Income (Loss)	Total

Balances, December 31, 2003	31,500,000	$31,500	$14,700	$(123,428)	$—	$(77,228)

Stock issued for services	1,080,000	1,080	1,435,320	—	—	1,436,400
Stock issued for assets	9,500,000	9,500	21,840,500	—	—	21,850,000
Development stage net loss	—	—	—	(23,479,549)	—	(23,479,549)

Balances, December 31, 2004	42,080,000	$42,080	$23,290,520	$(23,602,977)	$—	$(270,377)

Stock issued for cash	3,000,000	3,000	2,847,000	—	—	2,850,000
Stock issued for services	300,000	300	599,700	—	—	600,000
Stock issued for assets	300,000	300	644,700	—	—	645,000
Options issued for services	—	—	595,000	—	—	595,000
Warrants issued for services	—	—	567,348	—	—	567,348
Cumulative translation adjustment	—	—	—	—	27,296	27,296
Net loss	—	—	—	(4,391,298)	—	(4,391,298)

Balances, December 31, 2005	45,680,000	$45,680	$28,544,268	$(27,994,275)	$27,296	$622,969

Stock issued for cash	2,150,000	2,150	2,937,004	—	—	2,939,154
Warrants issued with stock	—	—	1,145,846			1,145,846
Stock issued for services	87,500	88	191,787			191,875
Options issued as compensation	—	—	5,936,992			5,936,992
Stock issued as compensation	500,000	500	1,199,500			1,200,000
Cumulative Translation adjustment	—	—	—	—	(8,573)	(8,573)
Net loss	—	—	—	(9,160,675)	—	(9,160,675)

Balances, December 31, 2006 (note 9)	48,417,500	$48,418	$39,955,397	$(37,154,950)	$18,723	$2,867,588

Stock issued for cash	250,000	250	424,398	—	—	424,648
Warrants issued with stock	—	—	65,352	—	—	65,352
Stock issued for acquisition of Stock-Trak	647,249	647	1,499,353	—	—	1,500,000
Excess of consideration paid over vested expense of options repurchased	—	—	23,199	—	—	23,199
Options issued as compensation	—	—	1,541,657	—	—	1,541,657
Shares vested for services received	—	—	52,750	—	—	52,750
Cumulative translation adjustment	—	—	—	—	(3,655)	(3,655)
Net loss	—	—	—	(2,493,559)	—	(2,493,559)

Balances, March 31, 2007	49,314,749	$49,315	$43,562,106	$(39,648,509)	$15,068	$3,977,980

The accompanying notes are an integral part of these financial statements

Neutron Enterprises, Inc.

Interim Consolidated Statements of Cash Flows

(Expressed in United States dollars)

Unaudited – Prepared by Management

For the three months ended March 31	2007	2006
		(note 9)
Cash flows from operating activities:
Net loss from operations	$(2,493,559)	$(671,222)
Items not involving cash:
Depreciation and amortization	178,409	5,264
Stock-based compensation	1,541,657	312,185
Shares vested for services received	52,750	—
Excess of consideration paid over vested expense of options repurchased	23,199	—
Interest capitalized, secured convertible note payable	3,682	—
Net change in non-cash working capital balances (net of acquisition):
Accounts receivable	219,721	(52,485)
Inventory	—	1,867
Prepaid expenses and deposits	(61,307)	(28,818)
Due from former sole shareholder, Stock-Trak	88,061	—
Accounts payable	(39,854)	58,698
Accrued liabilities	(271,238)	(25,687)
Customer deposits	(195,626)	(43,668)
Deferred charges	16,304	—
Other	(4,118)	(8,414)
Net cash used in operating activities	(941,919)	(452,280)

Cash flows from financing activities:
Secured convertible note payable	2,100,000	—
Proceeds from issuance of capital stock and warrants	490,000	—
Demand loan	—	52,766
Long-term debt borrowings	—	411,907
Line of credit	(20,000)	—
Net cash provided by financing activities	2,570,000	464,673

Cash flows from investing activities:
Acquisition of Stock-Trak	(1,972,992)	—
Software development	(285,999)	—
Long term loan receivable	—	(4,993)
Purchase of property and equipment	(44,527)	(2,915)
Net cash used in investing activities	(2,303,518)	(7,908)

Effect on exchange rate changes on cash and cash equivalents	463	(7,530)

Net decrease in cash and cash equivalents	(674,974)	(3,045)

Cash and cash equivalents, beginning of period	2,804,544	94,007
Cash and cash equivalents, end of period	$2,129,570	$90,962

The accompanying notes are an integral part of these financial statements

For the three months ended March 31	2007	2006
		(note 9)
Supplemental cash flow information:
Interest paid	$—	$—
Taxes paid	—	—

Supplemental disclosure of non-cash transactions:
Shares vested for services received	$52,750	$—
Shares issued for acquisition of Stock-Trak	1,500,000	—
Stock-based compensation	1,541,657	312,185

The accompanying notes are an integral part of these financial statements

Neutron Enterprises, Inc.

Notes to Interim Consolidated Financial Statements

March 31, 2007 and 2006

(Expressed in United States dollars)

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

The Company and its subsidiaries operate in two distinct segments: (i) event marketing; and  (ii) stock market simulation services for the educational, corporate and consumer markets. The Company’s event marketing segment generates revenue through advertising, marketing and brand messaging sales at premium locations and special events throughout North America, particularly the United States of America.

The Company’s stock market simulation business generates revenue by providing comprehensive financial simulation services to the corporate and educational markets. In addition, the Company is currently developing and promoting an online skill-based stock market simulation contest.

Basis of Presentation

(a)          The interim consolidated financial statements, presented in United States dollars, should be read in conjunction with the annual consolidated financial statements for the year-ended December 31, 2006. These interim consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States and follow the same accounting policies and methods as the annual consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2007 and its results of operations and its cash flows for the three months ended March 31, 2007 and 2006.

Interim results are not necessarily indicative of results for the full year.

(b)         Going Concern and Liquidity Considerations

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2007, the Company has a loss from operations, an accumulated deficit of $39,648,509 and working capital $2,205,595. For the three months ended March 31, 2007, the Company incurred a net loss of $2,493,559.

While the Company believes that its current cash resources are adequate to fund operations and execute its business plan over the next 12 months, there is no assurance that these expectations will be met.  As a result, the Company may continue to generate losses and negative cash flows from operations for the foreseeable future.  In addition, the Company may be required to obtain additional funding sooner than currently anticipated or to cover unforeseen expenses.

Should additional funding be required, there is no assurance that the Company will be successful in obtaining such funding on terms satisfactory to the Company, if at all.

As a result of these factors there is doubt about the Company’s ability to continue as a going concern. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Such adjustments could be material.

2.                          Significant Accounting Policies

For a complete description of the Company’s significant accounting policies, please refer to the significant accounting policies in the Company’s most recent annual report (10-K) filed with the Securities and Exchange Commission. The following details the changes to the significant accounting policies since the Company’s most recent 10-K.

(a)   Accounting changes

Recently Applied Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Future Accounting Changes

In February 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No.159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS159), which includes an amendment to FASB Statement No.115.

The statement permits entities to choose, at specified election dates, to measure eligible financial assets and financial liabilities at fair value (referred to as the “fair value option”) and report associated unrealized gains and losses in earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of this statement on its consolidated financial statements.

(b)   Deferred charges

The Company recognizes rental expense on a straight-line basis over the lease terms. Deferred charges represent the differences between the rental expense as calculated on a straight-line basis and actual cash outflows.

(c)   Intangible Assets

Intangible assets comprise technology, trademarks, customer lists and relationships acquired pursuant to the acquisition of Stock-Trak (note 3) and are being amortized over their estimated useful lives of three years. The costs allocated and related amortization expenses are based on a preliminary allocation of the purchase price as further detailed in note 3. The Company must make estimates and judgements regarding the future utility and carrying value of the intangible assets. The carrying values of such assets are periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value.

(d) Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination (note 3). Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired. Impairment is identified by comparing the fair value of the reporting unit to which goodwill relates to its carrying value. To the extent a reporting unit’s carrying amount exceeds its fair value, the Company measures the amount of impairment by the excess of the carrying value over the implied fair value of goodwill. The impairment is charged to income (loss) in the period in which it is determined.

3.         Acquisition of Business

On November 29, 2006, the Company entered into a merger agreement with Stock-Trak Inc., a Georgia corporation (“Stock-Trak”). On January 3, 2007, the merger agreement was closed and Stock-Trak became a wholly-owned subsidiary of the Company. Stock-Trak is an Atlanta, Georgia based provider of stock market portfolio simulation software and services to the education and corporate markets. In consideration for the merger, the Company issued or paid, as applicable to the sole shareholder of Stock-Trak: (i) 647,249 shares of common stock of the Company and (ii) a cash payment of $1,987,000. The $1,987,000 cash payment was subject to a post-closing adjustment to the extent that the total assets less the total of liabilities of Stock-Trak on January 3, 2007, were greater or less than $150,000.

The cash payment, as adjusted for post-closing adjustments, amounted to $1,928,476. The balance owing from the former shareholder of Stock-Trak due to post-closing adjustments amounts to $27,874. The receivable is non-interest bearing and is current in nature.

Acquisition costs totalling $105,848 (December 31, 2006 – $86,310) represent legal and other costs incurred as a result of this merger and have been included in the cost of acquisition below.

The number of shares issued pursuant to the merger was based on a valuation of $2.3175 per share, which was the average of the closing prices of the Company’s common stock for the twenty business days preceding the execution of the merger agreement. Accordingly, the aggregate value of the common stock issued amounts to $1,500,000.

The Company accounts for this acquisition using the purchase method of accounting.

The purchase price allocation is preliminary and is estimated to be completed by the second quarter of 2007. The Company does not foresee any significant changes to the final purchase price allocation.

The assigned values of the assets and liabilities purchased based on our preliminary allocation are as follows:

Assets:

Cash	$2,896
Accounts receivable	101,053
Due from former sole shareholder	88,061
Prepaids and deposits	6,094
Property and equipment	20,884
Intangible assets	2,050,000
Goodwill	1,391,848
$3,660,836

Liabilities:

Accounts payable and accrued liabilities	$91,512
Line of credit	20,000
Customer deposits	15,000
$126,512
Cost of acquisition	$3,534,324

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

Prior to the merger, Stock-Trak had a stock-based compensation plan for its employees (the Plan). Pursuant to the terms of the Plan, all outstanding options granted under the Plan were repurchased by Stock-Trak in conjunction with the merger agreement. Option grantees were paid an aggregate of $74,975, representing the excess of the fair market value at the date of the merger over the exercise price per option. Immediately prior to the merger, a total of $51,776 was expensed as stock-based compensation related to such options in Stock-Trak’s books and records. The difference between the aggregate payment to grantees and the amount previously expensed amounted to $23,199. Such amount has been included in the Company’s financial statements in salaries and benefits with the offset included in a separate component of stockholders’ equity, capital in excess of par value.

The results of operations of Stock-Trak, whose functional currency is the U.S. dollar, have been included in the interim consolidated financial statements since the date of acquisition.

4.                          Related party transactions

As of March 31, 2007, the Company is obligated to a former director and officer on an interest bearing promissory note in the amount of $68,727 (December 31, 2006 - $68,727). The amount is due on demand with interest calculated at a rate of 10% per annum (compounded annually).  No interest was accrued in fiscal 2006 or 2007 as the Company has commenced discussion with the party to settle the amount due and does not expect to incur further interest charges.

As of March 31, 2007, the Company is obligated to a shareholder in the amount of $25,000 (December 31, 2006 - $25,000).  This loan is unsecured, non-interest bearing and due on demand.

Included in accounts receivable as at March 31, 2007 is $4,337 (Cdn - $5,000) (December 31, 2006 – nil) owing from an employee. The amount is non-interest bearing and has no specified terms of repayment.

5.         Secured Convertible Note Payable

On March 23, 2007, the Company negotiated a Secured Convertible Note facility (the “note”) in the amount of $2,100,000. The note accrues interest at 8% per annum, compounded annually and payable at maturity. The note matures the earlier of (a) September 23, 2008 (b) upon the occurrence of an event of default (as defined in the agreement) and (c) at the option of the holder, on the date that the Company has completed raising $7,000,000 by way of debt or equity financing or any combination thereof. Events of default include non-payment of principal and interest when due, any material breach of the note or security agreement, any change in effective control of the Company, or the institution of any proceedings by or against the Company under any law relating to bankruptcy, insolvency, reorganization or other form of debtor relief, or an event of bankruptcy or insolvency. Upon any event of default, the entire principal amount and any accrued interest becomes immediately due and payable.

The Company has the option to prepay the note, in whole or in part, at any time upon five days written notice.

The note is secured by all of the Company’s assets.

In addition, the note contains a provision allowing for the conversion of all or a portion of the principal and accrued interest outstanding into shares of common stock of the Company at a conversion price of $2.50 per share.  Accordingly, the note is convertible into at least 840,000 shares of common stock.

Total interest accrued and capitalized to the note amounted to $3,682 as at March 31, 2007.

6.         Capital stock

Authorized: 200,000,000 common shares $0.001 par value and 10,000,000 preferred shares $0.001 par value.

a) On January 3, 2007, the Company issued 647,249 shares of common stock pursuant  to the acquisition of Stock-Trak (note 3).

b) During the three months ended March 31, 2007, as part of a private placement financing, the Company issued 250,000 shares of common stock and warrants to purchase 125,000 shares of common stock at a strike price of $2.50 per share for gross proceeds of $500,000. The Company also issued warrants to purchase 20,000 shares of its common stock at a strike price of $2.50 per share and paid an amount of $10,000 to a company for its assistance with respect to the financing. The warrants vest immediately and expire two years from the grant date. Based on the relative fair value of the shares issued and the  value of the warrants as calculated based on the Black-Scholes option pricing model, the Company determined that the value attributable to the warrants amounted to $65,352.

c) On December 10, 2006, the Company entered into a consulting agreement whereby the Company will be required to issue 50,000 common shares in exchange for services provided. The common shares vest in equal monthly instalments of 8,333.33 over the six month term of the agreement. Nothwithstanding the vesting provisions, the shares are only to be issued upon expiry of the agreement, being June 10, 2007. As at March 31, 2007, 25,000 shares have vested in accordance with the terms of the agreement. Based on the stock price of the common shares as at each vesting date, the value of the vested shares amounts to $52,750 and has been included as a separate component of stockholders’ equity, capital in excess of par value.

d)  On December 22, 2006, as part of a private placement financing, the Company issued 2,150,000 shares of common stock and warrants to purchase 1,075,000 common shares at a strike price of $2.50 to investors for gross proceeds of $4,300,000. The Company issued warrants to purchase 172,000 common shares at a strike price of $2.50, and paid  $215,000 to a company for its assistance with respect to the financing. The warrants vested immediately and expire in two years from the grant date.  The Company determined the total value of these warrants to be $1,145,846 based on the Black-Scholes option pricing model.

e) On December 22, 2006, the Company issued to Investa Solutions a warrant to purchase up to 750,000 shares of our common stock (the “Consultant Warrant”). The Consultant Warrant has an exercise price of $2.50 per share and terminates two years after the date of grant.  The Consultant Warrant vests in accordance with the following schedule: (i) warrant to purchase 250,000 shares vest when the closing price of our common stock equals or exceeds $2.50 per share for a period of ten consecutive trading days; (ii) warrant to purchase 250,000 shares vest when the closing price of our common stock equals or exceeds $3.75 per share for a period of ten consecutive trading days; and (iii)  warrant to purchase 250,000 shares vest when the closing price of our common stock equals or exceeds $5.75 per share for a period of ten consecutive trading days.  In accordance with EITF 96-18, the Company has not recognised any expense with respect to these warrants as no performance commitment exists, and no warrants have vested under the agreement as at March 31, 2007.

f)  On August 25, 2006, the Company issued 500,000 shares of common stock to the CEO in consideration for services to be provided under the terms of his employment agreement with the Company. The Company determined the total value of these shares to be $1,200,000 based on the market price of the shares on the date of issuance.  As at March 31, 2007, a total of 333,333 (December 31, 2006 - 249,999) shares have been released in accordance with the terms specified in the employment agreement.  As the shares were fully vested at December 31, 2006, the total value of $1,200,000 was expensed to salaries and benefits in fiscal 2006.

g)  On April 27, 2006, the Company issued 50,000 shares of its common stock in consideration for services provided.  The Company determined the value of this stock to be $100,000 based on the market price of the stock on the date of issuance.  In addition, on December 12, 2006, the Company issued 37,500 shares of its common stock in consideration for services provided.  The Company determined the value of this stock to be $91,875 based on the market price of the stock on the date of issuance.

h)  On February 7, 2005, the Company issued 3,000,000 common shares of its capital stock in consideration for net proceeds of $2,850,000.  In addition, on February 24, 2005, the Company issued 300,000 common shares of its capital stock in consideration for services received.  The fair value of the services received for purposes of these financial statements was determined using the closing trading price of the Company’s shares on February 24, 2005, being $2.00 per share, for a total of $600,000 which has been included in general and administrative expenses in fiscal 2005.

i)  On December 15, 2004, the Company through its wholly owned subsidiaries, Neutron Media and 4234260 Canada Inc., acquired certain assets from two unrelated companies.   Under the terms of the asset purchase agreements, Neutron Media paid $407,068 in cash and issued 9,500,000 Class E exchangeable shares (“Exchangeable Shares”) to the vendors.  The Exchangeable Shares were convertible, at the option of the holders, to 9,500,000 common shares of Neutron Enterprises, Inc. with no additional consideration given.

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

j) On January 11, 2005, the Company through its wholly owned subsidiaries, Neutron Media and 4234260 Canada Inc., acquired certain assets from an unrelated company.   Under the terms of the asset purchase agreements, Neutron Media paid $100,000 in cash and issued 500,000 Class E exchangeable shares (“Exchangeable Shares”) to the vendors, of which 300,000 have been released and 200,000 shares are held in escrow. Each Exchangeable Share can be converted, at the option of the holder, to one common share of Neutron Enterprises Inc. with no additional consideration given. The 300,000 Exchangeable Shares have been valued at $2.15 per share, based on the closing price on January 11, 2005.  The total consideration paid to acquire these assets was $745,000 of which the Company allocated the entire purchase price to intangible assets. As of March 31, 2005, management re-valued the benefits of the intangible assets and determined a write down of the value to $Nil was required to reflect the uncertainties inherent in the business, including the reliance of the Company on limited expert resources, the lack of long-term contracts and the competitive nature of the business. The write down amount was charged to the Statements of Loss in 2005.

Based on the terms of the agreement, a total of 200,000 Exchangeable Shares were to be held in escrow for two years following the completion of the asset acquisition.  All or a portion of the Exchangeable Shares were to be distributed to the vendor after the escrow period depending on the performance of the related business unit and any remaining Exchangeable Shares were to be returned to the Company.

In April 2007, the parties entered into an amending agreement whereby, notwithstanding that the earn out provisions have not been met, 150,000 of the 200,000 Exchangeable Shares being held in escrow were released and converted into 150,000 common shares of the Company. The remaining 50,000 Exchangeable Shares will remain in escrow, subject to release based on an additional earn out.

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

Accordingly, in these interim consolidated financial statements the 300,000 Exchangeable Shares released prior to March 31, 2007 have been shown as equity of the Company.

k)  On  August 28, 2005, Neutron issued to Creata Promotions (USA), Inc, (“Creata”). a warrant to purchase up to 3,000,000 common shares of Neutron exercisable at $1.00 per share and subject to vesting terms related to achievement of sales goals related to Creata’s efforts on behalf of Neutron.  Warrants to purchase 250,000 shares vested during fiscal 2005 as a result of the payment by Creata of 50% of the purchase price of the items referred to in the agreement.

Vesting terms or status of warrants granted to Creata		# of warrants

Vested at March 31, 2006, December 31, 2006 and March 31, 2007		250,000
Not vested:
Vests upon payment from clients referred to Neutron of:	$1,000,000	250,000
	$6,000,000	500,000
	$16,000,000	500,000
	$26,000,000	500,000
	$38,500,000	500,000
	$50,100,000	500,000

Total warrants granted to Creata not vested at March 31, 2006, December 31, 2006 and March 31, 2007		2,750,000

The Company used the Black-Scholes Option Pricing Model to value the warrants that vested during fiscal 2005.

Of the 3,000,000 warrants granted to Creata, as described above, 250,000 vested during fiscal 2005 and an expense amount of $567,348 was included in general and administrative expenses in fiscal 2005.  As a result of business changes during fiscal 2006, the Company does not expect any additional warrants to vest under this agreement.

l) Stock options

The Company has reserved 6,000,000 common shares under its Amended 2005 Stock Plan (the “Plan”).

Each award granted under the plan is exercisable for one share of common stock. The terms of the awards shall be no more than 10 years and is further reduced to 5 years for certain participants. Except as may be provided for under a separate agreement, each award vests over a period of not less than three years from the grant date. The exercise price of the option must equal at least 75% of the market price of the underlying share at the grant date. Once vested, options are exercisable at any time until expiry, or unless cancelled under a provision of the Plan. In addition, the Company has also granted options outside the terms of the plan, the details of which are further described below. Certain options granted to executives provide for accelerated vesting if there is a change in control (as defined in the agreement).

The Company recognizes an expense relating to stock options granted to both employees and non-employees using the fair value method.  The stock option expense is calculated using the Black-Scholes Option Pricing Model.

During the three months ended March 31, 2007, the Company granted 200,000 stock options under the Plan to its employees. 100,000 of the options have a strike price of $2.05 per share and vest in equal annual instalments over 3 years, expiring in February 2012. The remaining 100,000 options have a strike price of $2.39 per share and expire in July, 2011. 16,666 of these options vested immediately upon the date of grant. The remaining 83,334 options vest in equal instalments over 30 months, the first vesting date being April 19, 2007.

During the three months ended March 31, 2007, the Company also granted 200,000 stock options under the Plan to the former shareholder of Stock-Trak (note 3) who has been retained by the Company to continue to serve as President of Stock-Trak. These options vest in equal annual instalments over three years, have a strike price of $2.20 and expire December 31, 2011.

On March 30, 2007, the Company entered into an agreement with Ciaran Griffin, who formerly served as the Chief Financial Officer of the Company, whereby Mr. Griffin’s employment was terminated by mutual agreement effective April 30, 2007. Pursuant to the agreement, 200,000 outstanding stock options previously granted to Mr. Griffin with an exercise price of $2.39 per share were forfeited. In addition, the agreement provided for accelerated vesting of the remaining 100,000 stock options previously granted to him. Such options, which were initially granted in January 2006 at an exercise price of $2.00 per share and vested over two years, are fully exercisable as of April 30, 2007.

During the three months ended December 31, 2006, the Company granted 750,000 in Plan stock options to its employees.  Of these options, 650,000 have a strike price of $2.20 per share and vest over a period of three years and 100,000 options have a strike price of $2.34 per share and vest over two years. The options expire in November and December 2011.  During the three months ended March 31, 2007, 75,000 options with an exercise price of $2.20 per share were forfeited.

During the three months ended September 30, 2006, the Company granted 3,750,000 stock options to its directors and officers.  Of these options, 2,300,000 options were issued outside the Plan at a strike price of $2.00 per share. Of the 1,450,000 options issued in the Plan, 250,000 were issued at a strike price of $2.00 per share, 500,000 were issued at a strike price of $2.34 per share, 400,000 were issued at a strike price of $2.39 per share, and 300,000 were issued at a strike price of $2.43 per share. During the three months ended December 31, 2006, 250,000 options that had been issued at $2.00 were forfeited and replaced with a new issuance of 30,000 options at a strike price of $2.00 per share.  The options vest over 2 to 3 years, and expire between June and September 2011.

During the three months ended June 30, 2006, the Company granted 4,500,000 stock options to its officers and directors.  Of these options, 4,250,000 were issued outside the Plan, 4,000,000 of which have a strike price of $2.00 per share and 250,000 have a strike price of $1.00 per share.  The remaining 250,000 options were issued in the Plan and have an exercise price of $2.00 per share. The options issued at $1.00 per share vested immediately upon grant. The remaining options vest over a period of 2 years. The options expire in May and June 2011.

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

Stock-based compensation related to the issuance of stock options amounted to $1,541,657 during the three months ended March 31, 2007 (March 31, 2006 - $312,185), of which $1,209,792 has been included in salaries and benefits expense (March 31, 2006 - $48,371) and $331,865 of which has been included in general and administrative expense in the period (March 31, 2006 – $263,814).

Option pricing models require the input of highly subjective assumptions, particularly as to the expected price volatility of the stock.  Changes in these assumptions can materially affect the fair value estimated.

No other value associated with the stock options was recognized in the accounts of the Company.

The fair value of each option and warrant granted to employees for the three months end March 31, 2007 and 2006 was estimated on the date of the grant, and for non-employees, on the performance date of the service, using the Black-Scholes fair value option pricing model with the following assumptions:

	2007	2006
Risk-free interest rate	4.66 - 4.78%	4.06%

Volatility factor of the future expected market price of the Company’s common shares	56.53 -57.79%	89%

Weighted average expected life
•options	4.86 years	5.0 years
•warrants	2 years	n/a
Expected dividends	Nil	Nil

The weighted average expected life of the options and the warrants represents the period of time that the options and warrants are expected to be outstanding.  At March 31, 2007, no options or warrants have been exercised to date, and 94% of issued options are at exercise prices in excess of the trading price of the Company at March 31, 2007. As a result, the Company has estimated that the option and warrant holders will exercise at the expiry date.  The risk-free rate used to value the warrants and options is based on the yield of U.S. Treasury securities at the grant date.  The volatility has been calculated based on the historical price of the Company’s stock since January 2005, a historic period that management has determined best represents the future expected volatility.

Details of the options are as follows:

		Weighted
		average
		exercise
	Number	price per
	of options	share
Options outstanding, December 31, 2004	—	$—
Options granted	385,000	1.70
Options exercised	—	—
Options forfeited	—	—
Options outstanding, December 31, 2005	385,000	$1.70
Options granted	9,480,000	2.04
Options exercised	—	—
Options forfeited	(250,000)	2.00
Options outstanding, December 31, 2006	9,615,000	$2.03
Options granted	400,000	2.21
Options exercised	—	—
Options forfeited	(275,000)	2.34

Options outstanding, March 31, 2007	9,740,000	$2.03

Options exercisable, December 31, 2004	—	$—

Options exercisable, December 31, 2005	385,000	$1.70

Options exercisable, December 31, 2006	2,490,000	$1.85

Options exercisable, March 31, 2007	2,562,916	$1.86

Options as at March 31, 2007	Outstanding	Exercisable

Weighted average remaining contractual term (in years)	4.27	4.07

Aggregate intrinsic value	$270,250	$270,250

As of March 31, 2007, there was $4,747,175 of unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognised over a weighted average period of 1.61 years.  The total compensation cost of shares vested in the three months ended March 31, 2007 was $36,073.

Unless otherwise stated, options expire 5 years after grant date. Compensation cost is recognized over the periods of requisite service during which each tranche of share options is earned, using the graded vesting attribution method.

m) Cancellation of shares

During fiscal 2005, the Company commenced litigation against a third party with respect to cancelling 1,000,000 shares of the common stock of the Company that had been issued to the third party, as a result of the failure of the third party to provide the services for which the shares were issued.  The Company believes that it has a valid basis to cancel the shares.

7.         Commitments and contingency

a) The Company, through its subsidiaries, has entered into operating lease agreements for office premises with approximate minimum annual lease payments as follows:

For the 12 months ended March

2008	$192,000
2009	198,000
2010	168,000
2011	58,000
$616,000

In addition to the basic rent, the Company is responsible for its proportionate share of property taxes and operating costs for the office premises.

b) In the ordinary course of business, the Company and its subsidiaries may have legal proceedings brought against them. Management is not aware of any outstanding legal claims against the Company as of March 31, 2007.

8.         Segment Disclosure

The Company’s reportable segments are strategic business units that offer different services.  Each segment is managed separately because it is subject to different marketing strategies. In 2006, there was only one reportable segment.

The operations of the Company and its consolidated subsidiaries are comprised of two reportable operating segments: event marketing and stock market simulation services.  The accounting policies of the reportable segments are the same as those described in the Company’s summary of significant accounting policies.

The following information is provided with respect to the Company’s operating segments:

For the three months ended March 31, 2007

		Stock Market Simulation
	Event Marketing	Services	Total
Revenue
Canada	$0	$0	$0
U.S.A.	301,168	366,518	667,686
	301,168	366,518	667,686
Cost of revenue	129,401	38,173	167,574
Salaries and benefits	213,267	733,120	946,387
General and administrative	34,162	247,218	281,380
Occupancy costs	22,125	30,563	52,688
Depreciation and amortization	5,137	173,272	178,409
Segment Profit (Loss)	$(102,924)	$(855,828)	$(958,752)
Unallocated amounts -
Shared salaries and benefits			1,044,698
Shared general and administrative			483,759
Shared occupancy costs			8,845
Foreign exchange			(875)
Interest, secured convertible note payable			3,682
Other interest expense			(5,302)
			$1,534,807
Net Loss			$(2,493,559)
Total Segment Assets
Canada	$94,026	$51,496	$145,972
U.S.A	386,425	3,970,297	4,356,722
Total	$480,471	$4,021,793	$4,502,264
Unallocated amounts -
Cash and cash equivalents - U.S.A			2,111,703
Other assets - U.S.A			22,890
Total Assets			$6,636,867
Capital Expenditures	$0	$44,527	$44,527

9.                          Comparative figures

Certain reclassifications of prior period figures have been made to facilitate comparison with the current period.

The consolidated balance sheet as at December 31, 2006 and the interim consolidated statements of operations and cash flows for the three months ended March 31, 2006 were audited and reviewed, respectively, by other chartered accountants.

10.                   Pro Forma Financial Statements

The unaudited interim pro forma consolidated statement of operations for the three months ended March 31, 2006 reflects the acquisition of Stock-Trak as if it took place on January 1, 2006. The unaudited interim pro forma consolidated statement of operations is presented for informational purposes only and does not purport to represent the Company’s financial condition had the acquisition taken place on January 1, 2006. In addition, the unaudited interim pro forma consolidated statement of operations does not purport to project our future operating results as of any future date or future period.

The historical information of Stock-Trak for the three months ended March 31, 2006 has not been audited or reviewed by any accounting firm.

The pro forma adjustments are described in the accompanying notes to the unaudited interim consolidated financial statements for the three months ended March 31, 2007 and  should be read in conjunction with the unaudited interim pro forma statement of operations below.

Neutron Enterprises, Inc.

Unaudited Interim Proforma  Statement of Operations

For three months ended March 31, 2006

	Neutron Enterprises, Inc.	Stock-Trak, Inc.	Proforma Adjustments		Proforma Balance

Revenue	$505,403	$362,118	—		$867,521
Cost of revenue	135,447	26,107	—		161,554
	369,956	336,011			705,967
Operating expenses
Salaries and benefits	407,266	92,621	59,568	1	559,455
General and administrative	565,217	28,963	—		594,180
Occupancy costs	70,836	11,076	—		81,912
Foreign exchange	(7,530)	—			(7,530)
Depreciation and amortization	5,264	800	170,833	2	176,897
	1,041,053	133,460	230,401		1,404,914
Interest expense	125	2,041	—		2,166
	1,041,178	135,501			1,407,080
Net (loss) earnings	$(671,222)	$200,510	(230,401)		$(701,113)

Notes to pro forma statement of operations

1- To record expense of $23,199 representing the excess of the consideration paid over the vested expense of stock options repurchased and cancelled pursuant to the acquisition of Stock-Trak and $36,369 of stock based compensation expense related to stock options issued to the former sole shareholder of Stock-Trak.

2- To record amortization of intangible assets purchased pursuant to the acquisition of Stock-Trak.

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

Such forward-looking statements are made based on management’s beliefs, as well as assumptions made by, and information currently available to, management pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Such statements are not guarantees of future performance or events and are subject to known and unknown risks and uncertainties that could cause the Company’s actual results, events or financial positions to differ materially from those included within the forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the availability of capital resources, our ability to execute our business plan, our ability to attract and retain customers and qualified technical, marketing and managerial personnel, customer acceptance and satisfaction with our event marketing services and proposed stock market simulation contest, changes in applicable regulatory actions, changes in the securities or capital markets, statements of assumption underlying any of the foregoing, and other factors disclosed under the caption “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission and in Item 1A of Part II of this report.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  Except as required by law, we undertake no obligation to disclose any revision to these forward-looking statements to reflect events or circumstances after the date made.

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Unless otherwise indicated or the context otherwise requires, all references to “Neutron,” the “Company,” “we,” “us” or “our” and similar terms refer to Neutron Enterprises, Inc. and its subsidiaries.

The following Management’s Discussion and Analysis is intended to assist the reader in understanding our results of operations and financial condition.  Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto included above in Item 1 of Part I of this report.

Background

We were incorporated on December 28, 2000 under the laws of the State of Nevada to operate an online web-based heavy equipment marketing company. The business plan was unsuccessful due to the competitive nature of the industry and a commercial downturn in use of the Internet for purchase of costly heavy equipment.

In December 2004, we acquired certain assets of The DVT Group and Elumalite Technologies, which together with our business development activities, transitioned us into an operating company.  In January 2005, we acquired certain assets of Sharp Marketing, Inc.  This provided us with a platform to display and sell advertising on mobile screens, a business that we currently operate as Neutron Media.  Included in the asset purchase was a database of advertisers which provided us with advertising leads for our media board deployment.

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

In addition, on January 3, 2007, we acquired Stock-Trak, Inc. (“Stock-Trak”), an Atlanta, Georgia based provider of stock market simulation services to the educational and corporate markets, in consideration of 647,249 shares of common stock and a cash payment (prior to related acquisition costs amounting to $105,848) of $1,928,476. The primary assets acquired comprise technology, trademarks, customer lists and relationships and goodwill. Details of this acquisition are more fully described in note 3 to the interim consolidated financial statements.

Overview

We currently operate in two distinct segments: (i) event marketing; and (ii) stock market simulation services for the educational, corporate and consumer markets.  Leveraging our existing stock market simulation platform and the experience of our management team, we are currently developing and promoting online skill-based stock market simulation contests.

Event Marketing.  Our event marketing business is operated by our wholly-owned subsidiary, Neutron Media Inc.  This division generates revenue through advertising, marketing and brand messaging sales at premium locations and special events throughout North America, particularly the United Sates of America.  The event marketing segment leverages strategic partner relationships with organizers of high profile events to offer advertisers branding opportunities via permanent or event driven installations. Outdoor digital signage solutions empower the advertiser with the ability to enrich the customer experience, build brand awareness and loyalty, and drive bottom-line results.  Advertisers benefit from the ability to place their ads on giant L.E.D. screens positioned in high traffic venues targeting millions of consumers where and when they make their purchase decisions and brand choices.

Stock Market Simulation and Contests.  Our stock market simulation services business is currently operated by Stock-Trak, our wholly-owned subsidiary. Stock-Trak is an Internet-based, comprehensive financial simulation services company based in Atlanta, Georgia serving the educational and corporate markets.   Stock-Trak provides a stock market simulation that allows its users to practice trading all types of securities, including stocks, options, futures, mutual funds, bonds and more.  Originally conceived in 1990 as an educational tool for college students taking business and finance classes, Stock-Trak transitioned to the Internet in the mid 1990s and grew into a white label solution for corporate and educational organizations interested in offering stock market simulations to their customers and students.

During the fourth quarter of 2006, we announced our intention to develop and promote an online skill-based stock market simulation contest.  Wall Street Survivor, a division of Neutron Media Inc., operates this business.  We are developing a sophisticated and comprehensive financial web portal to:  (i) serve as a source of financial information and tools for investors; (ii) conduct stock market performance contests in which participants will compete for cash and other prizes; and (iii) serve as a destination for providers of financial and other services to market their services to users of our website.  We expect to generate revenue from entrance fees, recurring monthly subscription fees, sponsorships and advertising.  In pursuit of this model, we acquired Stock-Trak and are developing what we believe will be the most advanced and comprehensive stock market simulation software currently available.

Recent Developments

On April 23, 2007 we launched the beta version of our “Wall Street Survivor” stock market simulation competition, which will run from April 23, 2007 to May 31, 2007.  Contestants compete to win $10,000 in cash and prizes and are being offered “Survivor loyalty points” redeemable for prizes by providing us with comments and feedback on all aspects of our site and for completing our surveys. Feedback received to date has been very positive.

Key Performance Indicators

Our key performance indicators are customer orders received (bookings), recognized revenue, and customer deposits.  We measure bookings as the dollar value of contractual agreements entered into with customers in the period that result in either revenue recognized in the period, customer deposits at the end of the period, or expected billings in future periods.  Generally, an increase in our bookings will result in an increase in our revenue and/or customer deposits. For our event marketing segment, the timing of bookings is uncertain as we sell to both companies and government organizations.  In Stock-Trak, the majority of revenues are currently tied to the educational market and, therefore, the majority of revenue is earned during the academic semesters from January to mid-May and then again from September to mid-December.

We expect Wall Street Survivor to generate revenues from advertising, sponsorships, entrance fees and recurring monthly subscription fees.  We are uncertain as to the timing of such revenues but do not expect them to be subject to any seasonality.

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

The market for stock market simulation services offered by Stock-Trak consists of all high schools, colleges and universities that offer business curricula to their students as well as corporations involved in the financial and securities industries.

We also believe there is a large and viable market for our stock market simulation contest and financial web portal, as evidenced by the success of recent stock market contests sponsored by CNBC and The Globe and Mail.  While we believe that our new site will represent a unique vehicle to both educate and entertain relating to the stock market, we also believe the potential to generate revenue is significant. Online multi-player games and community based Internet portals are among the fastest growing areas on the Internet today.  This new competition is targeted directly at the nexus of these growth areas. We are highly focused on developing this new business into a destination site, with compelling demographics for advertisers and the opportunity to develop a significant Internet community with multiple ways to generate revenue from the enrolled base.

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

Our primary strategic objectives over the next 12 months are to strengthen our position in the market for event marketing services, continue to promote our existing stock simulation services to the educational and corporate markets, establish viable skill-based stock market simulation contests and generate a substantial increase in revenue. We plan to achieve these objectives by increasing our direct sales force, developing the most advanced stock market simulation software and web portal, and creating an effective marketing campaign to generate interest, participation and ultimately revenue from our stock market simulation contests.

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

Revenue for the three months ended March 31, 2007 was $667,686 compared to $505,403 for the three months ended March 31, 2006.  We expect revenue to increase based on the expected successful completion of certain event marketing assignments underway at the end of the quarter, expected increased revenues from Stock-Trak, and the commencement of our stock market simulation contests.  To date, we have incurred operating losses, as our revenues have not achieved a sufficient level to support our salaries, general and administrative as occupancy costs.  We expect to incur additional operating losses during most of fiscal 2007, and may need additional operating funds to support our growth.   Although we anticipate that existing cash resources will be adequate to support operations for the next twelve months, we may need to raise additional capital to cover unforeseen expenses. See “Liquidity and Capital Resources” below.

Critical Accounting Policies and Estimates

The significant accounting policies used by us in preparing our interim consolidated financial statements are the same as those used in preparing our annual financial statements. These policies are described in note 2 to our consolidated financial statements for the year-ended December 31, 2006 included in our annual report on Form 10-K and should be read in conjunction with note 2 of the interim consolidated financial statements included herein to ensure a proper understanding and evaluation of the estimates and judgments made by management in preparing our interim consolidated financial statements. Our interim consolidated financial statements are prepared in accordance with United States generally accepted accounting principles.

Inherent in the application of some of these policies is the judgment by management as to which of the various methods allowed under generally accepted accounting principles is the most appropriate to apply to the Company.  In addition, management must take appropriate estimates at the time the financial statements are prepared.

Although all of the policies identified in note 2 to the interim and annual consolidated financial statements are important in understanding the interim consolidated financial statements, the policies discussed below are considered by management to be central to understanding the interim consolidated financial statements, because of the higher level of measurement uncertainties involved in their application.  We have identified the policies below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis when such policies affect our reported and expected financial results.

The methods, estimates and judgments we use in applying our accounting policies, in conformity with generally accepted accounting principles in the United States, have a significant impact on the results we report in our consolidated financial statements.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  The estimates affect the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition.  During fiscal 2006, we derived our revenue primarily from two sources: (i) product sales revenue and (ii) revenue arising from the sale of advertising on L.E.D. screens, which we refer to as “Event Marketing.”  Pursuant to the sale of our signage business during the third quarter of 2006, product sales ceased.  Prior to the sale, product sales revenues were recognized in the periods that products were shipped to customers, FOB shipping point or destination, per contract, if a signed contract exists, the revenue is fixed and determinable, collection of resulting receivables is probable and there are no remaining obligations. Revenues from Event Marketing and Stock-Trak are generally recognized as the services are rendered or over the specified term of the particular agreement and are recognized once persuasive evidence of an arrangement exists, delivery has occurred, the revenue is fixed or readily determinable and collection is reasonably assured.

Valuation of Intangible Assets.   Intangible assets consist of purchased technology, trademarks, customer lists and relationships acquired pursuant to the acquisition of Stock-Trak, and are amortized over their estimated useful lives of three years. The costs allocated and related amortization expenses are based on a preliminary allocation of the purchase price as further detailed in note 3 to the interim consolidated financial statements. The Company must make estimates and judgments regarding the future utility and carrying value of intangible assets. The carrying values of such assets are periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value.

Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business acquisition. Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or circumstances indicate that the asset may be impaired. Impairment is identified by comparing the fair value of the reporting unit to which the goodwill relates to its carrying value. To the extent a reporting unit’s carrying amount exceeds its fair value, the Company measures the amount of impairment by the excess of the carrying value over the implied fair value of goodwill. The impairment is charged to income (loss) in the period which it is determined.

Stock-Based Compensation and Other Stock-Based Payments.  We use Financial Accounting Standard (FAS) 123(R), “Share Based Payments” which requires the use of the fair value method for all stock-based compensation transactions.  The application of this accounting methodology requires management to estimate a number of variables, including the risk free rate, the expected life of the related options and warrants, and the expected volatility of the stock price.  The amounts determined for these variables, which are detailed in note 6 of our interim consolidated financial statements, have a significant impact on the values assigned to the stock options and warrants issued by the Company.

Software Development.  We use SOP 98-1 “Accounting for the Costs of Computer Software Developed for Internal Use.”  Under this standard, we capitalize the costs of software being developed for our stock market simulation business, until the software development stage has been completed, after which it is amortized over a period estimated to represent the useful life of the software.  The software is for internal use.  Prior to fiscal 2006, we did not incur any software development costs.

For a more complete discussion of our accounting policies and procedures, please refer to the notes to our audited consolidated financial statements included in our annual report on Form 10-K filed with the Securities and Exchange Commission.  For a discussion of recent accounting pronouncements, please see note 2 to our interim consolidated financial statements included herein.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2007 and March 31, 2006

	Revenue for the three months ended March 31
By type of service	2007	% of total	2006	% of total
Product sales	$—	0%	$835	0%
Stock market simulation	336,518	55%	—	0%
Event marketing sales	301,168	45%	504,568	100%
	$667,686	100%	$505,403	100%

By customer location	2007	% of total	2006	% of total
Canada	$—	0%	$30,925	6%
United States	667,686	100%	474,478	94%
	$667,686	100%	$505,403	100%

Revenue.   Our revenue consists of compensation for services provided or products sold.  Revenue for the three months ended March 31, 2007 was $667,686 compared to $505,403 for the three months ended March 31, 2006.  The $162,283 increase in revenue resulted primarily from the revenues earned from our stock market simulation segment, which represented 45% of total revenues for the three months ended March 31, 2007. Revenues earned from our event marketing segment decreased $203,400 due mainly to a non-recurring marketing event which generated revenues of approximately $151,000 during the three months ended March 31, 2006. There were no product sales in 2007 due to the sale of our signage business in the third quarter of 2006. After reviewing the status of certain event marketing projects underway at March 31, 2007, continued contributions to revenue from Stock-Trak, and the commencement of our stock market simulation contests, we expect revenue to continue to increase during the remainder of 2007.

Operating Expenses.  Our operating expenses consist of salaries and benefits, general and administrative expenses, foreign exchange, depreciation and amortization, and occupancy costs. Salaries and benefits expenses include salaries, employee benefits, incentive compensation, contract labor and other payroll related costs, which are expensed as incurred.  General and administrative costs include business development, office costs, technology, and professional services. Occupancy costs represent the costs of leasing and maintaining Company premises. Stock-based compensation may be included in salaries and benefits or general and administrative costs, as further described below.

Operating expenses increased $1,954,238 to $2,995,291 for the three months ended March 31, 2007 from $1,041,053 for the three months ended March 31, 2006.  Changes in operating expenses are as follows:

Salaries expense for the three months ended March 31, 2007 increased $1,583,819 to $1,991,085 compared to $407,266 for the three months ended March 31, 2006.  Included in salaries expense for the three months ended March 31, 2007 were non-cash expenses of $1,209,792 consisting of stock-based compensation incurred in connection with the issuance of options to our employees and officers, as compared to $48,371 of similar non-cash expenses for the three months ended March 31, 2006. Also included in salaries and benefits for the three months ended March 31, 2007 were non-recurring charges of $32,007 related to severance costs accrued for our former Chief Financial Officer and $23,199 related to the repurchase and cancellation of stock options pursuant to the acquisition of Stock-Trak, as further described in note 3 to our interim consolidated financial statements. The balance of the increase resulted primarily from higher staff levels required to support our growth.  The salaries expense to revenue ratio for the three months ended March 31, 2007 was 298%.  As a result of expected increased sales in the remainder of fiscal 2007, we expect salaries expense to revenue ratio for 2007 to decrease from this level over the remainder of the year.

General and administrative costs increased $199,922 to $765,139 for the three months ended March 31, 2007, from $565,217 for the three months ended March 31, 2006.  Included in general and administrative expenses for the three months ended March 31, 2007 were non-cash expenses of $52,750, related to the issuance of common shares in exchange for services received, as compared to $Nil for the three months ended March 31, 2006, and $331,865 of stock-based compensation expense related to the issuance of options to directors and advisors, as compared to $263,814 for the three months ended March 31, 2006.  The general and administrative cost to revenue ratio was 115% for the three months ended March 31, 2007. As a result of expected increased sales in the remainder of 2007, we expect the general and administrative costs to revenue ratio for 2007 to decrease from this level over the remainder of the year.

Occupancy costs decreased $9,303 to $61,533 for the three months ended March 31, 2007, from $70,836 for the three months ended March 31, 2006. During the three months ended March 31, 2007, we incurred additional rental costs related to our new head office in Montreal, Quebec, Canada as well as Stock-Trak’s offices in Atlanta, Georgia. These additional expenses were offset by sublease revenue earned from our Mississauga location in 2007 and decreased insurance costs. The occupancy cost to revenue ratio was 9.2% for the three months ended March 31, 2007.  As a result of expected increased sales in the remainder of  2007, we expect the occupancy costs to revenue ratio to decrease over the remainder of 2007.

Depreciation and amortization expense for the three months ended March 31, 2007 was $178,409 as compared to $5,264 for the three months ended March 31, 2006.  The increase of $173,145 was due mainly to $170,833 of amortization taken on intangible assets acquired pursuant to the acquisition of Stock-Trak. We expect this amount to increase in fiscal 2007 as additional assets are purchased to support the further growth of the business.

Net loss.  We incurred a net loss of $2,493,559 during the three months ended March 31, 2007, compared to a net loss of $671,222 during the three months ended March 31, 2006. A significant portion of our loss in both years was comprised of non-cash and non-recurring expenses, including depreciation and amortization, stock-based compensation, the value of shares issued in exchange for services received, severance costs related to our former Chief Financial Officer, and the excess of the consideration paid over the vested expense of options repurchased and cancelled pursuant to the acquisition of Stock-Trak. Our net loss before such costs amounted to $665,537 for the three months end March 31, 2007 as compared to $353,773 for the three months ended March 31, 2006.  We expect losses to continue for most of 2007 as we continue to focus our resources on growth through increased sales in our event marketing and Stock-Trak segments and focused marketing and development of our stock market simulation contests.

Commitments And Contractual Obligations

Set forth below is a summary of the approximate amounts due and committed under contractual cash obligations at March 31, 2007:

	Total	Due in less than 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years

Operating leases	$616,000	$192,000	$366,000	$58,000	$—
Employment agreements	$1,617,000	$720,000	$897,000	$—	$—
Total contractual cash obligations	$2,233,000	$912,000	$1,263,000	$58,000	$0.00

Liquidity and Capital Resources

We continue to experience negative cash flow from operating activities as we continue to invest in the development of our new business and experience growth in our existing businesses.   As of March 31, 2007, we had working capital of $2,205,595, including cash and cash equivalents of $2,129,570, compared to working capital of $2,520,060, including cash and equivalents of $2,804,544 at December 31, 2006.  The decrease in working capital resulted from the use of cash to partially finance the acquisition of Stock-Trak, our operating loss, and growth initiatives.

Net cash used in operating activities was $941,919 for the three months ended March 31, 2007 compared to $452,280 for the three months ended March 31, 2006.  The use of cash during both periods was to finance our operating loss.

Net cash provided by financing activities was $2,570,000 for the three months ended March 31, 2007 compared to $464,673 for the three months ended March 31, 2006.  We realized $2,100,000 from secured convertible note financing and net proceeds of $490,000 from the issuance of common stock and warrants during the three months ended March 31, 2007. We also repaid a $20,000 line of credit used by Stock-Trak. During the three months ended March 31, 2006, cash provided by financing activities consisted of $52,766 from demand loans payable and $411,907 of long-term debt borrowings under a secured note facility. These liabilities were repaid in the third quarter of 2006 with proceeds received from the sale of our signage business.

Net cash used in investing activities was $2,303,518 during the three months ended March 31, 2007 compared to $7,908 during the three months ended March 31, 2006. We used $1,972,992 to acquire Stock-Trak in January 2007, invested $285,999 in software development related to our stock market simulation contest, and acquired $44,527 of property and equipment during the first quarter of 2007 in connection with moving our head office and supporting an increase in the number of employees hired to support our continued growth.

Between November 2006 and March 2007, we raised gross proceeds of $4.8 million through the sale of 2,400,000 units consisting of 2,400,000 shares of common stock and warrants to purchase 1,200,000 additional shares of common stock.  The warrants are immediately exercisable at $2.50 per share and terminate two years from the date of grant.

On March 23, 2007, we issued a secured convertible note in the principal amount of $2,100,000.  The note accrues interest at the rate of 8% per annum payable at maturity, is convertible at anytime at the option of the holder into shares of our common stock at a conversion price of $2.50 per share, and is secured by all of our assets.  The convertible note is due the earlier of (i) eighteen months after issuance, (ii) upon an event of default, or (iii) at the option of the holder, in the event that we raise an aggregate of $7,000,000, either through the issuance of debt or equity or any combination thereof.  We may prepay the note at anytime without penalty.

The foregoing sets forth our principal sources of financing over the past 12 months.  We do not maintain any other line of credit or term loan with any commercial bank.  To date, our capital needs have been principally met through the receipt of proceeds from sales of our equity and debt securities. Any cash balances in excess of our current operating requirements will be invested in interest-bearing, investment-grade securities.

As of the date of this report, we have cash resources of approximately $1,770,000. We currently use approximately $350,000 per month to conduct operations and expect this amount will increase based on increased salary expenses, research and development costs, and marketing expenses associated with our current and proposed businesses. We believe that sales will continue to increase and contribute cash in fiscal 2007 and we have flexibility to adjust the level of research and development and selling and administrative expenses based on the availability of resources.

Based on our current cash position, projected cash receipts, expenditures and level of operations, we believe we have adequate funds to support our operations over the next twelve months. The amount of funding will, however, be determined by many factors, some of which are beyond our control, and we may require funding sooner than currently anticipated or to cover unforeseen expenses. As a result, we may need to raise additional funds during the next twelve months. If required, we expect to raise any additional funding through the issuance of debt or equity securities. The sale of additional equity securities will result in dilution to our shareholders. We have no commitment for additional funding and can provide no assurance that such funding, if needed, will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when and if they are needed or if such funds cannot be obtained on terms acceptable to us, we may be required to delay or scale back our operations, which could delay development of our stock simulation contest and could adversely affect our ability to generate future revenues.

Off-Balance Sheet Arrangements

As of March 31, 2007, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Due to our operations in Canada, we are subject to market risks related to foreign currency fluctuations.  We do not use derivative financial instruments to reduce our exposure to risk related to foreign currency fluctuation.  Due to the relatively limited size of our international operations, we do not believe that market risks related to foreign currency fluctuations are material to our business.  We continually monitor this risk and depending on the nature, amount and timing of foreign currency transactions, we may, in the future, enter into foreign currency contracts to mitigate this risk.  We are also exposed to market risk related to interest rate sensitivity through our cash equivalents and secured convertible note financing. Our cash equivalents are conservative in nature, with a focus on preservation of capital.  Due to the short-term nature of our investments and our investment policies and procedures as well the fact that the interest rate on our secured convertible note payable is fixed, we have determined that the risks associated with interest rate fluctuations related to these financial instruments are not material to our business.   We do not use derivative financial instruments in our operations and are, therefore, not subject to market or other risks associated with such instruments.

Item 4.           Controls and Procedures

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out by us under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) that such information is accumulated and communicated to our management, including our CEO and CFO, in order to allow timely decisions regarding required disclosure.

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

There were no changes in internal controls over financial  reporting that occurred during the fiscal quarter ended March 31, 2007, that have materially affected,  or are reasonably likely to materially  affect, our internal control over financial reporting.

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

We have a history of losses and do not expect to begin generating positive cash flows from operations until the fourth quarter of 2007.   We have experienced net losses in each fiscal quarter since our inception and as of March 31, 2007, had an accumulated deficit of $39.6 million and net stockholders’ equity of $3.98 million.  We incurred net losses to common stockholders of approximately $2.49 million during the three months ended March 31, 2007 and approximately $0.67 million during the three months ended March 31, 2006.  As a result of these conditions, the report of our independent accountants issued in connection with the audit of our financial statements as of and for our fiscal year ended December 31, 2006 contained a qualification raising a substantial doubt about our ability to continue as a going concern. While we expect that our cash flows from operations will improve during 2007, our net losses from operations will decrease during the next six months, and we will begin generating positive cash flows from operations during the fourth quarter of 2007, we can provide no assurance that these expectations will be met.  As a result, we may continue to generate losses and negative cash flows from operations for the foreseeable future.

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

If we acquire any companies or products in the future, such companies and products could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.  We may acquire or make investments in complementary technology  companies, businesses, assets, products and services in the future.  We have only made a limited number of acquisitions to date, and therefore, our ability to make acquisitions or investments is unproven.  Acquisitions and investments involve numerous risks, including:

•                  difficulties in integrating operations, technologies, services and personnel;

•                  the diversion of financial and management resources from existing operations;

•                  the risk of entering new markets;

•                  the potential loss of key employees; and

•                  the inability to generate sufficient revenue to offset acquisition or investment costs.

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

Credit risk.   We manage our credit risk with respect to accounts receivable by dealing primarily with large creditworthy customers and by billing whenever possible in advance of rendering services or making commitments.  We believe that we are not subject to significant concentration of credit risk.  As of March 31, 2007, we had one customer who represented 10.1% (December 31, 2006 – 8.5%) of consolidated accounts receivable.

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

•                  obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; and

•                  redesign services that incorporate the disputed technology.

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

Our failure to adequately protect our Wall Street Survivor brand and other intellectual property could have an adverse effect on our business.  Intellectual property is important to our success.  We generally rely upon confidentiality procedures and contractual provisions to protect our business, proprietary technology and Wall Street Survivor brand.  Our general policy is to enter into confidentiality agreements with our employees and consultants, and nondisclosure agreements with all other parties to whom we disclose confidential information.  We have two valid service marks in place for our Stock-Trak brand. “Stock-Trak” was registered in 1993 and “SMS Stock Market Simulations” was registered in 2002. We recently changed our logo slightly and have applied to have this new logo registered. We have also applied for trademark registration for our Wall Street Survivor brand. In addition, we may apply for legal protection for certain of our other intellectual property in the future.  However, we can provide no assurance that we will receive such legal protection or that, if received, such legal protection will be adequate to protect our intellectual property rights.  Any such legal protection we obtain may be challenged by others or invalidated through administrative process or litigation.  As a result, our means of protecting our proprietary technology and brands may be inadequate.  Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.  Any such infringement or misappropriation could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Associated With Our Industry

General economic conditions.  The outdoor signage media industry is cyclical and as a result it is subject to downturns in general economic conditions and changes in client business and marketing budgets.  A significant portion of our business is with large multinational businesses, which are less impacted by downturns in the economy.  In an effort to offer our clients services on a North American scale, and to manage our exposure to broad economic conditions, we have diversified our event marketing revenue geographically, by operating events across North America, mainly within the United States of America. Our stock market simulation services provide, and our new interactive stock market fantasy portal is expected to provide, further diversification of our revenue sources.

Changes in regulations and policies regarding internet gaming could harm our business.  There are a variety of state and federal laws and regulations governing internet gaming, including the Internet Gambling Enforcement Act of 2006.  Although we believe that our skill-based stock market simulation contest is outside the scope of most of these regulations, any changes in existing laws, rules or regulations or in the interpretation of such laws, rules or regulations, could restrict, condition or limit our current and proposed internet activities, or result in the imposition of substantial fines or other regulatory penalties.   Any of the forgoing could have a significant adverse effect on our business, financial condition and results of operations.

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

Future sales of our common stock may cause our stock price to decline.  As of the date of this report, we have 49,314,749 shares of common stock outstanding.  Of this amount, 36,077,932 are freely tradable without restriction or further registration under the Securities Act, unless the shares are purchased by our affiliates.  The remaining 13,236,817 shares of common stock outstanding are “restricted securities” as that term is defined under Rule 144 of the Securities Act.  None of our directors, executive officers, or employees are subject to lock-up agreements or market stand-off provisions that limit their ability to sell shares of our common stock.  In addition, none of our outstanding shares are subject to lock-up agreements or market stand-off provisions.  The sale of a large number of shares of our common stock, or the belief that such sales may occur, could cause a drop in the market price of our common stock.

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

Penny Stock Rules.  Our common stock currently trades on the OTC Bulletin Board.  Since our common stock continues to trade below $5.00 per share, our common stock is considered a “penny stock” and is subject to SEC rules and regulations which impose limitations upon the manner in which our shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale.  These regulations may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

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

Item 6.                                   Exhibits.

The following exhibits are included herein:

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUTRON ENTERPRISES, INC.

Date: May 15, 2007	/s/ Rory Olson
Rory Olson
Chief Executive Officer

Date: May 15, 2007	/s/ Mitchell Rosen
Mitchell Rosen, C.A.
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