Form 10-Q
period 2007-06-30
NEUTRON ENTERPRISES INC
filed 2007-08-14
CIK 1135140

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2007

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes       ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act
Large Accelerated Filer ☐      Accelerated Filer ☐       Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     As of [August 13], 2007, there were 49,464,749 shares issued and outstanding of the issuer’s common stock.

NEUTRON ENTERPRISES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

PART I — FINANCIAL INFORMATION

NEUTRON ENTERPRISES, INC.
INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Prepared by Management
(Expressed in United States Dollars)
JUNE 30, 2007

Neutron Enterprises, Inc .
Interim Consolidated Balance Sheets
(Expressed in United States dollars)
Unaudited – Prepared by Management

	June 30	December 31
	2007	2006
As at:	(Unaudited)	(Note 10)

Assets

Current
Cash and cash equivalents	$1,273,882	$2,804,544
Accounts receivable	450,247	530,303
Prepaid expenses and deposits	282,294	124,320

	2,006,423	3,459,167

Software development	578,938	176,524
Acquisition costs (Note 3)	—	86,310
Intangible assets, net accumulated amortization of $341,667 (Note 3)	1,708,333	—
Goodwill (Note 3)	1,391,848	—
Property and equipment	145,083	84,694

	$5,830,625	$3,806,695

Liabilities and Stockholders’ Equity

Current
Accounts payable	$443,512	$186,566
Accrued liabilities	122,281	465,188
Deferred revenue	192,325	193,626
Deferred charges	15,348	—
Due to related parties (Note 4)	—	93,727

	773,466	939,107

Secured convertible note payable (Note 5)	2,145,567	—

Commitments and contingency (Note 8)

Stockholders’ Equity
Capital stock (Note 6)	49,465	48,418
Capital in excess of par value	45,397,000	39,955,397
Deficit	(42,565,044)	(37,154,950)
Accumulated other comprehensive income	30,171	18,723

	2,911,592	2,867,588

	$5,830,625	$3,806,695

Going concern uncertainty — see note 1

Neutron Enterprises, Inc.
Interim Consolidated Statements of Operations
(Expressed in United States dollars)
Unaudited – Prepared by Management

	2007	2006
For the six months ended June 30	(Unaudited)	(Note 10)

Revenue (Note 9)	$1,166,714	$1,096,412

Cost of revenue/goods sold	267,912	537,339

	898,802	559,073

Operating expenses:
Salaries and benefits (Note 6(a))	1,756,252	813,906
General and administrative	991,361	628,341
Foreign exchange	20,712	(7,530)
Occupancy costs	127,154	126,163
Stock-based compensation (Note 7)	3,092,618	958,391
Depreciation and amortization	359,300	10,676

	6,347,397	2,529,947

Write-off, inventory	—	281,074
Excess of consideration paid over vested expense
of options repurchased (Note 3)	23,199)	—
Write-off, due to related parties (Note 4)	(93,727)	—
Interest expense	32,027	12,780

	6,308,896	2,823,801

Net loss	$(5,410,094)	$(2,264,728)

Net loss per share
Basic	$(0.11)	$(0.05)
Fully diluted	$(0.11)	$(0.05)

Weighted average number of common shares outstanding — basic	49,295,011	45,697,680

Weighted average number of common shares outstanding – fully diluted	49,502,856	45,697,680

Neutron Enterprises, Inc.
Interim Consolidated Statements of Operations
Expressed in United States dollars
Unaudited – Prepared by Management

	2007	2006
For the three months ended June 30	(Unaudited)	(Note 10)

Revenue (Note 9)	$499,028	$590,573

Cost of revenue/goods sold	138,511	401,880

	360,517	188,693

Operating expenses:
Salaries and benefits (Note 6(a))	998,156	450,236
General and administrative	531,650	326,123
Occupancy costs	62,370	54,456
Foreign exchange	21,587	—
Stock-based compensation (Note 7)	1,550,961	646,206
Depreciation and amortization	180,891	5,338

	3,345,615	1,482,359

Write-off, inventory	—	281,074
Write-off, due to related parties (Note 4)	(93,727)	—
Interest expense	25,164	12,648

	3,277,052	1,776,081

Net loss	$(2,916,535)	$(1,587,388)

Net loss per share
Basic	$(0.06)	$(0.03)
Fully diluted	$(0.06)	$(0.03)

Weighted average number of common shares outstanding – basic	49,442,156	45,715,165

Weighted average number of common shares outstanding – fully diluted	49,505,879	45,715,165

Neutron Enterprises, Inc.
Interim Consolidated Statement of Stockholders’ Equity
(Expressed in United States dollars)
Unaudited- Prepared by Management

	Common Stock		Capital in		Accumulated
			Excess of	Accumulated	Comprehensive
	Shares	Amount	Par Value	Deficit	Income (Loss)	Total
Balances, December 31, 2003	31,500,000	$31,500	$14,700	$(123,428)	$—	$(77,228)
Stock issued for services	1,080,000	1,080	1,435,320	—	—	1,436,400
Stock issued for assets	9,500,000	9,500	21,840,500	—	—	21,850,000
Development stage net loss	—	—	—	(23,479,549)	—	(23,479,549)

Balances, December 31, 2004	42,080,000	$42,080	$23,290,520	$(23,602,977)	$—	$(270,377)

Stock issued for cash	3,000,000	3,000	2,847,000	—	—	2,850,000
Stock issued for services	300,000	300	599,700	—	—	600,000
Stock issued for assets	300,000	300	644,700	—	—	645,000
Options issued for services	—	—	595,000	—	—	595,000
Warrants issued for services	—	—	567,348	—	—	567,348
Cumulative translation adjustment	—	—	—	—	27,296	27,296
Net loss	—	—	—	(4,391,298)	—	(4,391,298)

Balances, December 31, 2005	45,680,000	$45,680	$28,544,268	$(27,994,275)	$27,296	$622,969

Stock issued for cash	2,150,000	2,150	2,937,004	—	—	2,939,154
Warrants issued with stock	—	—	1,145,846			1,145,846
Stock issued for services	87,500	88	191,787			191,875
Options issued as compensation	—	—	5,936,992			5,936,992
Stock issued as compensation	500,000	500	1,199,500			1,200,000
Cumulative translation adjustment	—	—	—	—	(8,573)	(8,573)
Net loss	—	—	—	(9,160,675)	—	(9,160,675)

Balances, December 31, 2006	48,417,500	$48,418	$39,955,397	$(37,154,950)	$18,723	$2,867,588

Stock issued for cash (Note 6)	250,000	250	424,398	—	—	424,648
Warrants issued with stock (Note 6)	—	—	65,352	—	—	65,352
Stock issued for acquisition of Stock-Trak (Note 3)	647,249	647	1,499,353	—	—	1,500,000
Excess of consideration paid over vested expense of options repurchased (Note 3)	—	—	23,199	—	—	23,199
Options issued as compensation (Note 7)	—	—	3,092,618	—	—	3,092,618
Shares vested for services received (Note 6)	—	—	89,333	—	—	89,333
Issuance of common shares (Note 6(a))	150,000	150	247,350	—		247,500
Cumulative translation adjustment	—	—	—	—	11,448	11,448
Net loss	—	—	—	(5,410,094)	—	(5,410,094)

Balances, June 30, 2007	49,464,749	$49,465	$45,397,000	$(42,565,044)	$30,171	$2,911,592

Neutron Enterprises, Inc.
Interim Consolidated Statements of Cash Flows
(Expressed in United States dollars)
Unaudited – Prepared by Management

	2007	2006
For the six months ended June 30	(Unaudited)	(Note 10)

Cash flows from operating activities:

Net loss	$(5,410,094)	$(2,264,728)
Items not involving cash:
Depreciation and amortization	359,300	10,676
Shares issued for services received	—	100,000
Stock-based compensation	3,092,618	958,391
Capitalized interest	45,567	13,033
Write-down of inventory	—	281,074
Commitment fee, long-term debt	—	60,000
Excess of consideration paid over vested expense of options repurchased	23,199	—
Shares vested for services received	89,333	—
Issuance of common shares	247,500	—
Write-off, due to related parties	(93,727)	—
Net change in non-cash working capital balances (net of acquisition):
Accounts receivable	181,109	(199,494)
Inventory	—	(17,418)
Prepaid expenses and deposits	(151,880)	(23,388)
Accounts payable	165,434	167,374
Accrued liabilities	(342,907)	(75,271)
Deferred revenue	(16,301)	30,612
Deferred charges	15,348	—
Due from former shareholder, Stock-Trak	88,061	—
Other	6,935	—

Net cash used in operating activities	(1,700,505)	(959,139)

Cash flows from financing activities:
Demand loan	—	50,000
Long-term debt borrowings	—	850,000
Secured convertible note payable	2,100,000	—
Proceeds from issuance of capital stock and warrants	490,000	—
Line of credit	(20,000)	—

Net cash provided by financing activities	2,570,000	900,000

Cash flows from investing activities:
Purchase of property and equipment	(57,138)	(7,507)
Acquisition of Stock-Trak	(1,945,118)	—
Software development	(402,414)	—

Net cash used in investing activities	(2,404,670)	(7,507)

Effect of exchange rate changes on cash and cash equivalents	4,513	(28,086)

Net decrease in cash and cash equivalents	(1,530,662)	(94,732)
Cash and cash equivalents, beginning of period	2,804,544	94,007

Cash and cash equivalents, end of period	$1,273,882	$(725)

Neutron Enterprises, Inc.
Interim Consolidated Statements of Cash Flows
(Expressed in United States dollars)
Unaudited – Prepared by Management

	2007	2006
For the six months ended June 30	(Unaudited)	(Note 10)

Supplemental cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

Supplemental disclosure of non-cash transactions:
Shares issued for services received	$—	$100,000
Stock-based compensation	$3,092,618	$958,391
Shares vested for services received	$89,333	—
Issuance of common shares	$247,500	—
Shares issued for acquisition of Stock-Trak	$1,500,000	—

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
June 30, 2007 and 2006
Expressed in United States dollars
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

The Company’s stock market simulation business generates revenue by providing comprehensive financial simulation services to the corporate and educational markets. In addition, the Company is currently developing and promoting on-line skill-based stock market simulation contests.

Basis of Presentation
(a)	The interim consolidated financial statements, presented in United States dollars, should be read in conjunction with the annual consolidated financial statements for the year-ended December 31, 2006. These interim consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States and follow the same accounting policies and methods as the annual consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2007 and its results of operations and its cash flows for the three and six month periods ended June 30, 2007 and 2006.

Interim results are not necessarily indicative of results for the full year.

(b)	Going Concern and Liquidity Considerations

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at June 30, 2007, the Company has a loss from operations, an accumulated deficit of $42,565,044 and working capital of $1,232,957. For the three and six month periods ended June 30, 2007, the Company incurred net losses of $2,916,535 and $5,410,094 respectively.

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

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
June 30, 2007 and 2006
Expressed in United States dollars
Unaudited – Prepared by Management
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

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
June 30, 2007 and 2006
Expressed in United States dollars
Unaudited – Prepared by Management
3.	Acquisition of Business
On November 29, 2006, the Company entered into a merger agreement with Stock-Trak Inc., a Georgia corporation (“Stock-Trak”). On January 3, 2007, the merger agreement was closed and Stock-Trak became a wholly owned subsidiary of the Company. Stock-Trak is an Atlanta, Georgia based provider of stock market portfolio simulation services to the education and corporate markets. In consideration for the merger, the Company issued or paid, as applicable to the sole shareholder of Stock-Trak: (i) 647,249 shares of common stock of the Company and (ii) a cash payment of $1,987,000. The $1,987,000 cash payment was subject to a post-closing adjustment to the extent that the total assets less the total of liabilities of Stock-Trak on January 3, 2007, were greater or less than $150,000.
The cash payment, as adjusted for post-closing adjustments, amounted to $1,928,476. The balance owing from the former shareholder of Stock-Trak due to post-closing adjustments amounted to $27,874 and was collected during the three months ended June 30, 2007.
Acquisition costs totalling $105,848 (December 31, 2006 — $86,310) represent legal and other costs incurred as a result of this merger and have been included in the cost of acquisition below.
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
The purchase price allocation is estimated to be completed by the third quarter of 2007. The Company does not foresee any significant changes to the final purchase price allocation.
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

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
June 30, 2007 and 2006
Expressed in United States dollars
Unaudited – Prepared by Management
3.	Acquisition of Business (continued)

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

Prior to the merger, Stock-Trak had a stock-based compensation plan for its employees (the “Plan”). Pursuant to the terms of the Plan, all outstanding options granted under the Plan were repurchased by Stock-Trak in conjunction with the merger agreement. Option grantees were paid an aggregate of $74,975, representing the excess of the fair market value at the date of the merger over the exercise price per option. Immediately prior to the merger, a total of $51,776 was expensed as stock-based compensation related to such options in Stock-Trak’s books and records. The difference between the aggregate payment to grantees and the amount previously expensed amounted to $23,199. Such amount has been included in the Company’s statement of operations with the offset included in a separate component of stockholders’ equity, capital in excess of par value, during the three months ended March 31, 2007.

The results of operations of Stock-Trak, whose functional currency is the U.S. dollar, have been included in the interim consolidated financial statements since the date of acquisition.

4.	Related party transactions

As of December 31, 2006, the Company was obligated to a former director and officer on an unsecured interest bearing promissory note in the amount of $68,727, due on demand with interest calculated at a rate of 10% per annum (compounded annually). As of December 31, 2006, the Company was also obligated to a shareholder in the amount of $25,000 (December 31, 2006 - $25,000). This loan was unsecured, non-interest bearing and due on demand. As of June 30, 2007, management has determined that a complete write-off is required on both loans payable.

Included in accounts receivable is $4,840 (CDN — $5,127) (December 31, 2006 –Nil) owing from employees. The amounts are non-interest bearing and have no specific terms of repayment

Related party transactions are recorded at the exchange amount, being the amount agreed to by the related parties.

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
June 30, 2007 and 2006
Expressed in United States dollars
Unaudited – Prepared by Management
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
Total interest accrued and capitalized to the note amounts to $45,567 as at June 30, 2007.

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
June 30, 2007 and 2006
Expressed in United States dollars
Unaudited – Prepared by Management
6.	Capital Stock

Authorized: 200,000,000 common shares $0.001 par value and 10,000,000 preferred shares $0.001 par value.
a)	On January 11, 2005, the Company through its wholly owned subsidiaries, Neutron Media Inc. and 4234260 Canada Inc., acquired certain assets from an unrelated company, Sharp Marketing Inc. Under the terms of the asset purchase agreement, Neutron Media Inc. paid $100,000 in cash and issued 500,000 Class E exchangeable shares (“Exchangeable Shares”) to the vendors, of which 300,000 shares were then released and the remaining 200,000 shares held in escrow. Each Exchangeable Share can be converted, at the option of the holder, to one common share of Neutron Enterprises Inc. with no additional consideration given. The 300,000 Exchangeable Shares were valued at $2.15 per share in fiscal 2005, based on the closing price on January 11, 2005. The total consideration paid to acquire these assets was $745,000 of which the Company allocated the entire purchase price to intangible assets. As of March 31, 2005, management re-valued the benefits of the intangible assets and determined a write down of the value to $Nil was required to reflect the uncertainties inherent in the business, including the reliance of the Company on limited expert resources, the lack of long-term contracts and the competitive nature of the business. The write down amount was charged to the Statement of Loss in 2005.

Based on the terms of the agreement, the 200,000 Exchangeable Shares were to be held in escrow for two years following the completion of the asset acquisition. All or a portion of the Exchangeable Shares were to be distributed to the vendor after the escrow period depending on the performance of the related business unit and any remaining Exchangeable Shares were to be returned to the Company.

Neutron Media has executed a Put and Call Agreement with each vendor relating to the Exchangeable Shares. Pursuant to the respective agreements, each vendor has the option, under certain circumstances including the insolvency of the corporation, to cause the corporation to repurchase its Exchangeable Shares in consideration of the delivery of common shares of Neutron Enterprises, Inc., on a one for one basis. The agreement also gives Neutron Enterprises, Inc. as well as Neutron Media Inc. an overriding call right to purchase the Exchangeable Shares owned by each vendor should a vendor request that the corporation repurchase the Exchangeable Shares, whether pursuant to the Put and Call Agreement or pursuant to the articles of incorporation of the corporation. Consideration in the circumstance is the common shares of Neutron Enterprises, Inc.

During the three months ended June 30, 3007, the parties entered into an amending agreement whereby 150,000 of the 200,000 Exchangeable Shares being held in escrow were released and converted into 150,000 common shares of the Company. The remaining 50,000 Exchangeable Shares will remain in escrow, subject to release at the discretion of the Company’s wholly-owned subsidiary.

The 150,000 common shares issued during the three months ended June 30, 2007 have been valued at $1.65 per share, based on the closing price of the Company’s shares as at the date of the amending agreement. The aggregate value of $247,500 has been reflected in salaries and benefits for our event marketing segment with an offsetting credit to capital stock.

The remaining 50,000 shares held in escrow will be recorded in the event they are released from escrow.

b)	On January 3, 2007, the Company issued 647,249 shares of common stock pursuant to the acquisition of Stock-Trak (note 3).

c)	During the three months ended March 31, 2007, as part of a private placement financing, the Company issued 250,000 shares of common stock and warrants to purchase 125,000 shares of common stock at a strike price of $2.50 per share for gross proceeds of $500,000. The Company also issued warrants to purchase 20,000 shares of its common stock at a strike price of $2.50 per share and paid an amount of $10,000 to a company for its assistance with respect to the financing. The warrants vest immediately and expire in two years from the grant date. Based on the relative fair value of the shares issued and the value

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
June 30, 2007 and 2006
Expressed in United States dollars
Unaudited – Prepared by Management
6.	Capital Stock (continued)
of the warrants as calculated based on the Black-Scholes option pricing model, the Company determined that the value attributable to the warrants amounted to $65,352.

d)	On December 10, 2006, the Company entered into a consulting agreement whereby the Company will be required to issue 50,000 common shares in exchange for services provided. The common shares vest in equal monthly installments of 8,333.33 over the six month term of the agreement. Notwithstanding the vesting provisions, the shares are only to be issued after the expiry of the agreement, being June 10, 2007. As at June 30, 2007, all shares have vested in accordance with the terms of the agreement but have yet to be released. Based on the stock price of the common shares as at each vesting date, the value of the vested shares amounts to $89,333 and has been included as a separate component of stockholders’ equity, capital in excess of par value.

e)	On August 25, 2006, the Company issued 500,000 shares of common stock to the CEO in consideration for services to be provided under the terms of his employment agreement with the Company. The Company determined the total value of these shares to be $1,200,000 based on the market price of the shares on the date of issuance. As at June 30, 2007, a total of 416,667 (December 31, 2006 — 249,999) shares have been released in accordance with the terms specified in the employment agreement. As the shares were fully vested at December 31, 2006, the total value of $1,200,000 was expensed to salaries and benefits in fiscal 2006.

f)	On 28 August 2005, Neutron issued to Creata Promotions (USA), Inc. (“Creata”), a warrant to purchase up to 3,000,000 common shares of Neutron exercisable at $1.00 per share and subject to vesting terms related to achievement of sales goals related to Creata’s efforts on behalf of Neutron. Warrants to purchase 250,000 shares vested during fiscal 2005 as a result of the payment by Creata of 50% of the purchase price of the items referred to in the agreement.

Vesting terms or status of warrants granted to Creata		# of warrants

Vested at June 30, 2006, December 31, 2006 and June 30, 2007		250,000
Not vested:
Vests upon payment from clients referred to Neutron of:	$1,000,000	250,000
	$6,000,000	500,000
	$16,000,000	500,000
	$26,000,000	500,000
	$38,500,000	500,000
	$50,100,000	500,000

Total warrants granted to Creata not vested at June 30, 2006, December 31, 2006 and June 30, 2007		2,750,000

     The Company used the Black-Scholes Option Pricing Model to value the warrants that vested during fiscal 2005.
     Of the 3,000,000 warrants granted to Creata, as described above, 250,000 vested during fiscal 2005 and an expense amount of $567,348 was included in general and administrative expenses in fiscal 2005. The remaining 2,750,000 warrants have been forfeited during the six months ended June 30, 2007.

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
June 30, 2007 and 2006
Expressed in United States dollars
Unaudited – Prepared by Management
7.	Stock Options
The Company has reserved 6,000,000 common shares under its Amended 2005 Stock Option Plan (the “Plan”).
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
During the three months ended June 30, 2007, the Company granted 100,000 stock options under the Plan to an employee. The options have a strike price of $1.93 per share, vest in equal annual installments over 3 years and expire March 31, 2012.
During the three months ended June 30, 2007, 125,000 stock options with an exercise price of $ 2.20 per share and expiry dates in December 2011 were forfeited.
During the three months ended March 31, 2007, the Company granted 200,000 stock options under the Plan to its employees. 100,000 of the options have a strike price of $2.05 per share and vest in equal annual installments over 3 years, expiring in February 2012. The remaining 100,000 options have a strike price of $2.39 per share and expire in July, 2011. 16,666 of these options vested immediately upon the date of grant. The remaining 83,334 options vest in equal installments over 30 months, the first vesting date being April 19, 2007.
During the three months ended March 31, 2007, the Company also granted 200,000 stock options under the Plan to the former shareholder of Stock-Trak (note 3) who has been retained by the Company to continue to serve as President of Stock-Trak. These options vest in equal annual installments over three years, have a strike price of $2.20 and expire December 31, 2011.
On March 30, 2007, the Company entered into an agreement with Ciaran Griffin, who formerly served as the Chief Financial Officer, whereby Mr. Griffin’s employment was terminated by mutual agreement effective April 30, 2007. Pursuant to the agreement, 200,000 outstanding stock options previously granted to Mr. Griffin with an exercise price of $2.39 per share were forfeited. In addition, the agreement provided for accelerated vesting of the remaining 100,000 stock options previously granted to him. Such options, which were initially granted in January 2006 at an exercise price of $2.00 per share and vested over two years, are now fully exercisable as of April 30, 2007.
During the three months ended December 31, 2006, the Company granted 750,000 Plan stock options to its employees. Of these options, 650,000 have a strike price of $2.20 per share and vest over a period of three years. 100,000 options have a strike price of $2.34 per share and vest over two years. The options expire in November and December 2011. During the three months ended March 31, 2007, 75,000 options with an exercise price of $2.20 per share were forfeited.

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
June 30, 2007 and 2006
Expressed in United States dollars
Unaudited – Prepared by Management
7. Stock Options (continued)
Stock-based compensation related to the issuance of stock options amounted to $1,550,961 and $3,092,618 during the three and six month periods ended June 30, 2007 (June 30, 2006 - $646,206 and $958,391).
Option pricing models require the input of highly subjective assumptions, particularly as to the expected price volatility of the stock. Changes in these assumptions can materially affect the fair value estimated.
No other value associated with the stock options was recognized in the accounts of the Company.
The fair value of each option and warrant granted to employees for the six months ended June 30, 2007 and June 30, 2006 was estimated on the date of the grant, and for non-employees, on the performance date of the service, using the Black-Scholes fair value option pricing model with the following assumptions:

	2007	2006

Risk-free interest rate	4.47 – 4.78%	4.06 – 5.22%

Volatility factor of the future expected market price of the Company’s common shares	55-58%	89%

Weighted average expected life
• options	5 years	5 years
• warrants	n/a	n/a

Expected dividends	Nil	Nil

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
June 30, 2007 and 2006
Expressed in United States dollars
Unaudited – Prepared by Management
7. Stock Options (continued)
The weighted average expected life of the options and the warrants represents the period of time that the options and warrants are expected to be outstanding. At June 30, 2007, no options or warrants have been exercised to date, and 100% of issued options and warrants are at exercise prices in excess of the trading price of the Company at June 30, 2007. As a result, the Company has estimated that the option and warrant holders will exercise at the expiry date. The risk-free rate used to value the warrants and options is based on the yield of U.S. Treasury securities at the grant date. The volatility has been calculated based on the historical price of the Company’s stock since January 2005, a historic period that management has determined best represents the future expected volatility.
Details of the options are as follows:

		Weighted
		average
		exercise
	Number	price per
	of options	share

Options outstanding, December 31, 2004	—	$—
Options granted	385,000	1.70
Options exercised	—	—
Options forfeited	—	—

Options outstanding, December 31, 2005	385,000	$1.70
Options granted	9,480,000	2.04
Options exercised	—	—
Options forfeited	(250,000)	(2.00)

Options outstanding, December 31, 2006	9,615,000	$2.03
Options granted	500,000	2.15
Options exercised	—	—
Options forfeited	(400,000)	(2.30)

Options outstanding, June 30, 2007	9,715,000	$2.02

Options exercisable, December 31, 2004	—	$—

Options exercisable, December 31, 2005	385,000	$1.70

Options exercisable, December 31, 2006	2,490,000	$1.85

Options exercisable, June 30, 2007	4,327,499	$1.92

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
June 30, 2007 and 2006
Expressed in United States dollars
Unaudited – Prepared by Management
7. Stock Options (continued)
Options as at June 30, 2007

	Outstanding	Exercisable
Weighted average remaining contractual term (in years)	4.04	3.96
Aggregate intrinsic value	$—	$—
As of June 30, 2007, there was $3,120,893 of unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognised over a weighted average period of 2.16 years.
Unless otherwise stated, options expire 5 years after grant date. Compensation cost is recognized over the periods of requisite service during which each tranche of share options is earned, using the graded vesting attribution method.
8. Commitments and Contingency
a)	The Company, through its subsidiaries, has entered into operating lease agreements for office premises with approximate minimum annual lease payments as follows:

For the 12 months ended June 30
2008	$182,000
2009	188,000
2010	135,000
2011	31,000

$536,000

In addition to the basic rent, the Company is responsible for its proportionate share of property taxes and operating costs for the office premises.
b)	The Company, through its subsidiaries, has entered into various consulting and service agreements with approximate payments of $370,000, $113,000 and $56,000 for the 12 month periods ended June 30, 2008, 2009 and 2010 respectively.

c)	Under the terms of a consulting agreement, the Company will be required to issue 100,000 common shares to the consultant in December 2007.

d)	In the ordinary course of business, the Company and its subsidiaries may have legal proceedings brought against them. Management is not aware of any outstanding legal claims against the Company as of June 30, 2007.

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
June 30, 2007 and 2006
Expressed in United States dollars
Unaudited – Prepared by Management
9. Segment Disclosure
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
The following information is provided with respect to the Company’s operating segments:

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
June 30, 2007 and 2006
Expressed in United States dollars
Unaudited – Prepared by Management
9. Segment Disclosure (continued)

	For the six months ended June 30, 2007
		Stock Market
	Event Marketing	Simulation Services	Total

Revenue
Canada	$—	$—	$—
USA	716,001	450,713	1,166,714

	$716,001	$450,713	$1,166,714

Cost of revenue	254,155	13,757	267,912
Salaries and benefits	668,205	777,959	1,446,164
General and administrative	61,900	583,756	645,656
Occupancy costs	43,110	66,027	109,137
Depreciation and amortization	10,458	348,812	359,270
Stock-based compensation	—	636,057	636,057
Excess of consideration paid over vested expense of options repurchased	—	23,199	23,199
Interest	—	10,795	10,795

Segment Loss	$(321,827)	$(2,009,649)	$(2,331,476)
Unallocated amounts -
Write-off, due to related parties			(93,727)
Shared salaries and benefits			310,088
Shared general and administrative			345,705
Shared occupancy costs			18,017
Shared depreciation & amortization			30
Foreign exchange			20,712
Shared stock-based compensation			2,456,561
Interest expense			21,232

			3,078,618

Net Loss			$(5,410,094)

Total Segment Assets
Canada	$102,720	$62,153	$164,873
U.S.A.	490,625	3,822,639	4,313,264

Total	$593,345	$3,884,792	$4,478,137

Unallocated amounts -
Cash and cash equivalents – U.S.A.			$1,273,882
Other Assets – U.S.A.			4,394
Other Assets – Canada			74,212

Total assets			$5,830,625
Capital expenditures:
Event Marketing			$228
Stock Market Simulation Services			$55,959
Unallocated			$951

Total			$57,138

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
June 30, 2007 and 2006
Expressed in United States dollars
Unaudited – Prepared by Management
9. Segment Disclosure (continued)

	For the three months ended June 30, 2007
		Stock Market
	Event Marketing	Simulation Services	Total

Revenue
Canada	$—	$—	$—
USA	414,833	84,195	499,028

	$414,833	$84,195	$499,028

Cost of revenue	124,754	13,757	138,511
Salaries and benefits	454,938	403,072	858,010
General and administrative	28,107	309,676	337,783
Occupancy costs	20,985	32,212	53,197
Depreciation and amortization	5,321	175,540	180,861
Stock-based compensation	—	304,064	304,064
Interest	—	2,514	2,514

Segment Loss	$(219,272)	$(1,156,640)	$(1,375,912)
Unallocated amounts -
Write-off, due to related parties			(93,727)
Shared salaries and benefits			140,146
Shared general and administrative			193,867
Shared occupancy costs			9,173
Shared depreciation & amortization			30
Shared stock-based compensation			1,246,897
Foreign exchange			21,587
Interest expense			22,650

			$1,540,623

Net Loss			$(2,916,535)

Capital Expenditures:
Event Marketing			$228
Stock Market Simulations Services			$11,432
Unallocated			$951

Total			$12,611

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
June 30, 2007 and 2006
Expressed in United States dollars
Unaudited – Prepared by Management
10. Comparative figures
Certain reclassifications of prior period figures have been made to facilitate comparison with the current period.
The consolidated balance sheet as at December 31, 2006 and the interim consolidated statements of operations and cash flows for the three and six month periods ended June 30, 2006 were audited and reviewed, respectively, by other chartered accountants.
11. Pro Forma Financial Statements
The unaudited interim pro forma consolidated statement of operations for the three and six month periods ended June 30, 2006 reflect the acquisition of Stock-Trak as if it took place on January 1, 2006. The unaudited interim pro forma consolidated statements of operations are presented for informational purposes only and do not purport to represent the Company’s financial condition had the acquisition taken place on January 1, 2006. In addition, the unaudited interim pro forma consolidated statement of operations does not purport to project our future operating results as of any future date or future period.
The historical information of Stock-Trak for the three and six month periods ended June 30, 2006 have not been audited or reviewed by any accounting firm.
The pro forma adjustments are described in the accompanying notes to the unaudited interim consolidated financial statements for the six months ended June 30, 2007 and should be read in conjunction with the unaudited interim pro forma statement of operations below.
Neutron Enterprises, Inc.
Unaudited Interim Proforma Statement of Operations
For six months ended June 30, 2006

	Neutron		Proforma		Proforma
	Enterprises, Inc.	Stock-Trak, Inc.	Adjustments		Balance

Revenue	$1,096,412	$438,220	$—		$1,534,632
Cost of revenue/ goods sold	537,339	—	—		537,339

	559,073	438,220	—		997,293

Operating expenses
Salaries and benefits	1,772,297	202,165	95,937	1	2,070,399
General and administrative	628,341	133,326	—		761,667
Occupancy costs	126,163	22,758	—		148,921
Foreign exchange	(7,530)	—	—		(7,530)
Depreciation and amortization	10,676	1,600	341,667	2	353,943

	2,529,947	359,849	437,604		3,327,400
Write off inventory	281,074	—	—		281,074
Interest expense	12,780	12,560	—		25,340

	2,823,801	372,409	473,604		3,633,814

Net (loss) earnings	$(2,264,728)	$65,811	$(437,604)		$(2,636,521)

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
June 30, 2007 and 2006
Expressed in United States dollars
Unaudited – Prepared by Management
11. Pro Forma Financial Statements (continued)
Notes to pro forma statement of operations
1.	To record expense of $23,199 representing the excess of the consideration paid over the vested expense of stock options repurchased and cancelled pursuant to the acquisition of Stock-Trak and $72,738 of stock based compensation expense related to stock options issued to the former sole shareholder of Stock-Trak.

2.	To record amortization of intangible assets purchased pursuant to the acquisition of Stock-Trak.
Neutron Enterprises, Inc.
Unaudited Interim Proforma Statement of Operations
For three months ended June 30, 2006

	Neutron		Proforma		Proforma
	Enterprises, Inc.	Stock-Trak, Inc.	Adjustments		Balance

Revenue	$590,573	$76,101	$—		$666,674
Cost of revenue/ goods sold	401,880	—	—		401,880

	188,693	76,101	—		264,794

Operating expenses
Salaries and benefits	1,096,442	109,544	59,568	1	1,265,554
General and administrative	326,123	86,621	—		412,744
Occupancy costs	54,456	10,416	—		64,872
Depreciation and amortization	5,338	800	170,834	2	176,972

	1,482,359	207,381	230,402		1,920,142

Write-off, inventory	281,074	—	—		281,074
Interest expense	12,648	3,420	—		16,068

	1,776,081	210,801	230,402		2,217,284

Net loss	$(1,587,388)	$(134,700)	$(230,402)		$(1,952,490)

Notes to pro forma statement of operations
1.	To record expense of $23,199 representing the excess of the consideration paid over the vested expense of stock options repurchased and cancelled pursuant to the acquisition of Stock-Trak and $36,369 of stock based compensation expense related to stock options issued to the former sole shareholder of Stock-Trak.

2.	To record amortization of intangible assets purchased pursuant to the acquisition of Stock-Trak.

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
     During the quarter ended September 30, 2006, our new management team completed its initial evaluation of our business, assets, prospects, and opportunities. As part of this evaluation, we determined to sell certain assets, continue the operation and expansion of our event marketing business, and pursue a new business opportunity by developing and marketing skill-based stock market simulation contests distributed via the Internet. In furtherance of this plan, we sold the assets related to our signage business to a company owned by Michael Singh, who formerly served as the Director of Global Sales of our Neutron Media (formerly DSBN) subsidiary.
     On January 3, 2007, we acquired Stock-Trak, Inc. (“Stock-Trak”), an Atlanta, Georgia based provider of stock market simulation services to the educational and corporate markets, in consideration of 647,249 shares of common stock and a cash payment (prior to related acquisition costs amounting to $105,848) of $1,928,476. The primary assets acquired consist of technology, trademarks, customer lists and relationships, and goodwill. Details of this acquisition are more fully described in note 3 to the interim consolidated financial statements.
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
     Stock Market Simulation Services and Contests. Our stock market simulation services business is currently operated by our wholly-owned subsidiaries, Stock-Trak, Inc. and Neutron Media Inc. (through its division Wall Street Survivor).
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
     During the fourth quarter of 2006, we announced our intention to develop and promote online skill-based stock market simulation contests. Wall Street Survivor operates this business. We are developing a sophisticated, comprehensive, community oriented, interactive, prize based multiplayer financial web portal to: (i) serve as a source of financial information and tools for investors; (ii) conduct stock market performance contests in which participants will compete in real-time for cash and other prizes; and (iii) serve as a destination for providers of financial and other services to market their services to users of our website. We expect to generate revenue from recurring monthly subscription fees, sponsorships and advertising. In pursuit of this model, we acquired Stock-Trak and are developing what we believe will be the most advanced and comprehensive stock market simulation software currently available.
Recent Developments
     On April 23, 2007 we launched the alpha version of our “Wall Street Survivor” stock market simulation competition, which ran from April 23, 2007 to May 31, 2007. Contestants competed to win $10,000 in cash and prizes and were offered “Survivor Loyalty Points” redeemable for prizes by providing us with comments and feedback on all aspects of our site and completing our surveys. 66% of registered users became active players, despite very limited marketing and prize money. The average user spent approximately 10 minutes on the site, with more than 81% of the visitors returning. The wallstreetsurvivor.com web site was available more than 99.9% of the time, suggesting a robust platform.
     On June 4, 2007 we launched the beta version of our “Wall Street Survivor” stock market simulation competition, which ran from June 4, 2007 until July 27, 2007. The prize pool was increased from $10,000 offered in the alpha launch to $25,000. In addition, the “Survivor Loyalty Points” program was slightly adjusted to offer additional points to anyone who referred a friend to our competition.

     On August 1, 2007, we launched the third installment of our “Wall Street Survivor” stock market simulation competition, which runs from August 1, 2007 to September 28, 2007 and offers another $25,000 in cash and prizes.
Key Performance Indicators
     Our key performance indicators are customer orders received (bookings), recognized revenue, and deferred revenue. We measure bookings as the dollar value of contractual agreements entered into with customers in the period that result in either revenue recognized in the period, deferred revenue at the end of the period, or expected billings in future periods. Generally, an increase in our bookings will result in an increase in our revenue and/or deferred revenue. For our event marketing segment, the timing of bookings is uncertain as we sell to both companies and government organizations. The majority of revenues from Stock-Trak are currently tied to the educational market and, therefore, the majority of revenue is earned during the academic semesters from January to mid-May and then again from September to mid-December. We expect Wall Street Survivor to generate revenues from advertising, sponsorships and recurring monthly subscription fees. We are uncertain as to the timing of such revenues but do not expect them to be subject to any seasonality.
Outlook
     The market for our event marketing services is large, currently comprising companies and government organizations throughout North America, particularly the United States of America. Sustained spending on advertising, continued emphasis on the value of outdoor media, growing awareness of the value of reaching a targeted consumer group and the need of our clients to maintain visibility with their potential customers, are all key external conditions which may affect our ability to execute our business plan.
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
     Our primary strategic objectives over the next 12 months are to strengthen our position in the market for event marketing services, continue to promote and grow our existing stock simulation services to the educational and corporate markets, establish viable skill-based stock market simulation contests and generate a substantial increase in revenue. We plan to achieve these objectives by increasing our direct sales force, developing the most advanced stock market simulation software and web portal, and creating an effective marketing campaign to generate interest, participation and revenue from our stock market simulation contests.
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
     Revenue for the six months ended June 30, 2007 was $1,166,714 compared to $1,096,412 for the six months ended June 30, 2006. We expect revenue to increase based on the expected successful completion of certain event marketing assignments underway at the end of the quarter, continued contributions to revenues from Stock-Trak, and the expected growth in revenue to be earned from our stock market simulation contests. To date, we have incurred operating losses, as our revenues have not achieved a sufficient level to support our salaries, general and administrative, occupancy and other costs. We expect to incur additional operating losses during most of fiscal 2007, and may need additional operating funds to support our growth. See “Liquidity and Capital Resources” below.
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
     Although all of the policies identified in Note 2 to the interim and annual consolidated financial statements are important in understanding the interim consolidated financial statements, the policies discussed below are considered by management to be central to understanding the interim consolidated financial statements, because of the higher level of measurement uncertainties involved in their application. We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout Management’s Discussion and Analysis when such policies affect our reported and expected financial results.
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
     Revenue Recognition. During fiscal 2006, we derived our revenue primarily from two sources: (i) product sales revenue and (ii) revenue arising from the sale of advertising on L.E.D. screens, which we refer to as “Event Marketing.” Pursuant to the sale of our signage business during the third quarter of 2006, product sales ceased. Prior to the sale, product sales revenues were recognized in the periods that products were shipped to customers, FOB shipping point or destination, per contract, if a signed contract exists, the revenue is fixed and determinable, collection of resulting receivables is probable and there are no remaining obligations. Revenues during 2007 are derived from Event Marketing and Stock-Trak and are generally recognized as the services are rendered or over the specified term of the particular agreement and are recognized once persuasive evidence of an arrangement exists, delivery has occurred, the revenue is fixed or readily determinable and collection is reasonably assured.
     Valuation of Intangible Assets. Intangible assets consist of purchased technology, trademarks, customer lists and relationships acquired pursuant to the acquisition of Stock-Trak, and are amortized over their estimated useful lives of three years. The costs allocated and related amortization expenses are based on a preliminary allocation of the purchase price as further detailed in note 3 to the interim consolidated financial statements. We must make estimates and judgments regarding the future utility and carrying value of intangible assets. The carrying values of such assets are periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value.
     Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business acquisition. Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or circumstances indicate that the asset may be impaired. Impairment is identified by comparing the fair value of the reporting unit to which the goodwill relates to its carrying value. To the extent a reporting unit’s carrying amount exceeds its fair value, we measure the amount of impairment by the excess of the carrying value over the implied fair value of goodwill. The impairment is charged to income (loss) in the period which it is determined.

     Stock-Based Compensation and Other Stock-Based Payments. We use Financial Accounting Standard (FAS) 123(R), “Share Based Payments” which requires the use of the fair value method for all stock-based compensation transactions. The application of this accounting methodology requires management to estimate a number of variables, including the risk free rate, the expected life of the related options and warrants, and the expected volatility of the stock price. The amounts determined for these variables, which are detailed in note 7 of our interim consolidated financial statements, have a significant impact on the values assigned to the stock options and warrants issued by the Company.
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
RESULTS OF OPERATIONS
Comparison of Six Months Ended June 30, 2007 and June 30, 2006

	Revenue for the six months ended June 30
By type of service	2007	% of total	2006	% of total
Product sales	$—	0%	$83,700	8%
Stock market simulation	450,713	39%	—	0%
Event marketing	716,001	61%	1,012,712	92%

	$1,166,714	100%	$1,096,412	100%

By customer location	2007	% of total	2006	% of total
Canada	$—	0%	$128,164	12%
United States	1,166,714	100%	968,248	88%

	$1,166,714	100%	$1,096,412	100%

     Revenue. Our revenue consists of compensation for services provided. Revenue for the six months ended June 30, 2007 was $1,166,714 compared to $1,096,412 for the six months ended June 30, 2006. The $70,302 increase in revenue resulted primarily from the revenues earned from our stock market simulation segment, which represented 39% of total revenues for the six months ended June 30, 2007. Revenues earned from our event marketing segment decreased $296,711. Approximately 50% of the decrease in event marketing revenues resulted from a non-recurring marketing event which generated revenues of approximately $151,000 during the three months ended March 31, 2006 without a comparable transaction in 2007. The remainder of the decrease is consistent with the decline in the advertising industry in the United States of America. There were no product sales in 2007 due to the sale of our signage business in the third quarter of 2006. After reviewing the status of certain event marketing projects underway at June 30, 2007, continued contributions to revenue from Stock-Trak and our stock market simulation contests, we expect revenue to continue to increase during the remainder of 2007.
     Operating Expenses. Our operating expenses consist of salaries and benefits, general and administrative expenses, foreign exchange, depreciation and amortization, occupancy costs and stock-based compensation. Salaries and benefits expenses include salaries, employee benefits, incentive compensation, contract labor and other payroll related costs, which are expensed as incurred. General and administrative costs include business development, office costs, technology, marketing and professional services. Occupancy costs represent the costs of leasing and maintaining Company premises. Stock-based compensation represents the expenses incurred in connection with the issuance of stock options and other share-based payments to our employees, directors, officers or service providers.
     Operating expenses increased $3,817,450 to $6,347,397 for the six months ended June 30, 2007 from $2,529,947 for the six months ended June 30, 2006. Changes in operating expenses are as follows:
     Salaries and benefits expense for the six months ended June 30, 2007 increased $942,346 to $1,756,252 compared to $813,906 for the six months ended June 30, 2006. Included in salaries and benefits for the six months ended June 30, 2007 is a non-cash expense of $247,500 related to the issuance of common shares as further described in note 6(a) to the interim consolidated financial statements. The remainder of the increase resulted from the acquisition of Stock-Trak in January 2007 and additional employees hired to support the further development and growth of our stock market simulation segment. The salaries expense to revenue ratio for the six months ended June 30, 2007 was 151%. As a result of expected increased sales in the remainder of fiscal 2007, we expect salaries expense to revenue ratio for 2007 to decrease from this level over the remainder of the year.
     General and administrative expense for the six months ended June 30, 2007 increased $363,020 to $991,361, from $628,341 for the six months ended June 30, 2006. Included in general and administrative expenses for the six months ended June 30, 2007 were non-cash expenses of $89,333, related to the issuance of common shares in exchange for services received, as compared to $Nil for the six months ended June 30, 2006. The remainder of the increase in general and administrative expenses was due mainly to an increase in technology, marketing and administrative costs required to support the further development and growth of our stock market simulation segment. The general and administrative cost to revenue ratio was 85% for the six months ended June 30, 2007. As a result of expected increased sales in the remainder of 2007, we expect the general and administrative costs to revenue ratio for 2007 to decrease from this level over the remainder of the year.

     Occupancy costs for the six months ended June 30, 2007 increased $991 to $127,154, from $126,163 for the six months ended June 30, 2006. We incurred additional rental costs related to our new head office in Montreal, Quebec, Canada commencing in June 2006 as well as Stock-Trak’s offices in Atlanta, Georgia commencing in January 2007. These additional expenses were offset by sublease revenue earned from our Mississauga and Montreal locations in 2007 and decreased insurance costs. The occupancy cost to revenue ratio was 11% for the six months ended June 30, 2007. As a result of expected increased sales in the remainder of 2007, we expect the occupancy costs to revenue ratio to decrease over the remainder of 2007.
     Stock-based compensation expense for the six months ended June 30, 2007 was $3,092,618 as compared to $958,391 for the six month period ended June 30, 2006. The increase of $2,134,227 was due mainly to the grant of additional stock options to employees, officers and advisors during the period.
     Depreciation and amortization expense for the six months ended June 30, 2007 was $359,300 as compared to $10,676 for the six months ended June 30, 2006. The increase of $348,624 was due mainly to $341,667 of amortization of intangible assets acquired in the acquisition of Stock-Trak. We expect this amount to increase in fiscal 2007 as additional assets are purchased to support the further growth of the business.
     Foreign exchange loss for the six months ended June 30, 2007 amounted to $20,712 compared to a gain of $7,530 for the six months ended June 30, 2006. Our Canadian subsidiary incurs most of its operating costs in Canadian dollars while generating revenue in U.S. dollars. Accordingly, the increased foreign exchange loss is a direct result of the strengthening of the Canadian dollar compared to the U.S. dollar over the six month period ended June 30, 2007.
     Excess of Consideration Paid Over Vested Expense of Options Repurchased. Pursuant to the acquisition of Stock-Trak in January 2007, and as further described in note 3 to the interim consolidated financial statements, certain stock options were repurchased and cancelled. An amount of $23,199, representing the difference between the consideration paid to the option holders and the amount previously expensed is reflected as a non-cash expense in the statement of operations for the six month period ended June 30, 2007.
     Write-off, Due to Related Parties. As further described in note 4 to the interim consolidated financial statements, management has determined that a write-off of $93,727 to $NIL is required on outstanding loans payable to a former director and shareholder.
     Interest expense. Interest expense for the six month period ended June 30, 2007 was $32,027 and consisted mainly of the capitalization of $45,567 of interest on the secured convertible note payable, offset by interest income earned on short-term investments.

Net loss
We incurred a net loss of $5,410,094 during the six months ended June 30, 2007, compared to a net loss of $2,264,728 during the six months ended June 30, 2006. A significant portion of our loss in both years was comprised of non-cash and non-recurring expenses, including depreciation and amortization, stock-based compensation, the issuance of common shares, the value of shares issued in exchange for services received, inventory and loan payable write-offs and the excess of the consideration paid over the vested expense of options repurchased and cancelled pursuant to the acquisition of Stock-Trak. Our net loss before such items amounted to $1,691,871 for the six months ended June 30, 2007 as compared to $914,587 for the six months ended June 30, 2006. We expect losses to continue for most of 2007 as we continue to focus our resources on growth through increased sales in our event marketing and stock market simulation segments and focused marketing and continued development of our stock market simulation contests.
Results of Operations
Comparison of Three Months Ended June 30, 2007 and June 30, 2006

	Revenue for the three months ended June 30
By type of service	2007	% of total	2006	% of total

Product sales	$—	0%	$82,865	14%
Stock market simulation	84,195	17%	—	0%
Event marketing	414,833	83%	507,708	86%
	$499,028	100%	$590,573	100%

By customer location	2007	% of total	2006	% of total
Canada	$—	0%	$97,239	16%
United States	499,028	100%	493,334	84%
	$499,028	100%	$590,573	100%

     Revenue
          Our revenue consists of compensation for services provided. Revenue for the three months ended June 30, 2007 was $499,028 compared to $590,573 for the three months ended June 30, 2006. Revenues earned from our event marketing segment decreased $92,875 due mainly to an overall decline in the advertising industry. There were no product sales in 2007 due to the sale of our signage business in the third quarter of 2006. The $82,865 decrease in revenue as a result of this sale was offset by $84,195 of revenue generated from our stock market simulation segment. After reviewing the status of certain event marketing projects underway at June 30, 2007, continued contributions to revenue from Stock-Trak, and the commencement of our stock market simulation contests, we expect revenue to continue to increase during the remainder of 2007.

     Operating Expenses
     Our operating expenses consist of salaries and benefits, general and administrative expenses, foreign exchange, depreciation and amortization, occupancy costs and stock-based compensation. Salaries and benefits expenses include salaries, employee benefits, incentive compensation, contract labor and other payroll related costs, which are expensed as incurred. General and administrative costs include business development, office costs, technology, marketing and professional services. Occupancy costs represent the costs of maintaining company premises. Stock-based compensation represents the expenses incurred in connection with issuance of stock options and share-based payments to our employees, directors, officers or service providers.
     Operating expenses for the three months ended June 30, 2007 increased $1,863,256 to $3,345,615 from $1,482,359 for the three months ended June 30, 2006. Changes in operating expenses are as follows:
     Salaries expense for the three months ended June 30, 2007 increased $547,920 to $998,156 compared to $450,236 for the three months ended June 30, 2006. Included in salaries and benefits for the three months ended June 30, 2007 is a non-cash expense of $247,500 related to the issuance of common shares as further described in note 6(a) to the interim consolidated financial statements. The remainder of the increase resulted from the acquisition of Stock-Trak in January 2007 and additional employees hired to support the further development and growth of our stock market simulation segment. The salaries expense to revenue ratio for the three months ended June 30, 2007 was 200%. As a result of expected increased sales in the remainder of fiscal 2007, we expect salaries expense to revenue ratio for 2007 to decrease from this level over the remainder of the year.
     General and administrative costs for the three months ended June 30, 2007 increased $205,527 to $531,650, from $326,123 for the three months ended June 30, 2006. Included in general and administrative expenses for the three months ended June 30, 2007 were non-cash expenses of $36,583, related to the issuance of common shares in exchange for services received, as compared to $Nil for the three months ended June 30, 2006. The remainder of the increase in general and administrative expenses was due mainly to an increase in technology, marketing and administrative costs required to support the further development and growth of our stock market simulation segment. The general and administrative cost to revenue ratio was 107% for the three months ended June 30, 2007. As a result of expected increased sales in the remainder of 2007, we expect the general and administrative costs to revenue ratio for 2007 to decrease from this level over the remainder of the year.
     Occupancy costs for the three months ended June 30, 2007 increased $7,914 to $62,370, from $54,456 for the three months ended June 30, 2006. We incurred additional rental costs related to our new head office in Montreal, Quebec, Canada commencing in June 2006 as well as Stock-Trak’s offices in Atlanta, Georgia commencing in January 2007. These additional expenses were offset by sublease revenue earned from our Mississauga and Montreal locations in 2007 and decreased insurance costs. The occupancy cost to revenue ratio was 12% for the three months ended June 30, 2007. As a result of expected increased sales in the remainder of 2007, we expect the occupancy costs to revenue ratio to decrease over the remainder of 2007.
     Stock-based compensation expense for the three months ended June 30, 2007 increased $904,755 to $1,550,961 from $646,206 for the three months ended June 30, 2006. The increase was due mainly to the grant of additional stock options to employees, officers and advisors during the period.
     Depreciation and amortization expense for the three months ended June 30, 2007 was $180,891 as compared to $5,338 for the three months ended June 30, 2006. The increase of $175,553 was due mainly to $170,834 of amortization of intangible assets acquired in the acquisition of Stock-Trak. We expect this amount to increase in fiscal 2007 as additional assets are purchased to support the further growth of the business.
     Foreign exchange loss for the three months ended June 30, 2007 amounted to $21,587 compared to $Nil for the three months ended June 30, 2006. Our Canadian subsidiary incurs most of its operating costs in Canadian dollars while generating revenue in U.S. dollars. Accordingly, the foreign exchange loss is a direct result of the strengthening of the Canadian dollar compared to the U.S. dollar over the three month period ended June 30, 2007.
Net loss
     We incurred a net loss of $2,916,535 during the three months ended June 30, 2007, compared to a net loss of $1,587,388 for the three months ended June 30, 2006. A significant portion of our losses in both periods was comprised of non-cash and non-recurring expenses, including depreciation and amortization, stock-based compensation, the issuance of common shares, the value of shares vested for services received, and inventory and loans payable write-offs. Our net loss before such items amounted to $994,327 for the three months ended June 30, 2007 compared to $554,770 for the three months ended June 30, 2006. We expect losses to continue for most of 2007 as we continue to focus our resources on growth through increased sales in our event marketing and stock market simulation segments and focused marketing and continued development of our stock market simulation contests.

Commitments And Contractual Obligations
     Set forth below is a summary of the approximate amounts due and committed under contractual cash obligations at June 30, 2007:

		Due in less	Due in	Due in	Due after
	Total	than 1 year	1-3 years	3-5 years	5 years
Operating leases	$536,000	$182,000	$323,000	$31,000	$—
Employment agreements	$1,543,000	$769,000	$689,000	$85,000	$—
Consulting and service agreements	$539,000	$370,000	$169,000	$—	$—

Total contractual cash obligations	$2,618,000	$1,321,000	$1,181,000	$116,000	$—

Liquidity and Capital Resources
     We continue to experience negative cash flow from operating activities as we continue to invest in the development and promotion of our stock market simulation segment. As of June 30, 2007, we had working capital of $1,232,957, including cash and cash equivalents of $1,273,882, compared to working capital of $2,520,060, including cash and equivalents of $2,804,544 at December 31, 2006. The decrease in working capital resulted from the use of cash to partially finance the acquisition of Stock-Trak, our operating loss, and growth initiatives.
     Net cash used in operating activities was $1,700,505 for the six months ended June 30, 2007 compared to $959,139 for the six months ended June 30, 2006. The use of cash during both periods was to finance our operating loss.
     Net cash provided by financing activities was $2,750,000 for the six months ended June 30, 2007 compared to $900,000 for the six months ended June 30, 2006. We realized $2,100,000 from secured convertible note financing and net proceeds of $490,000 from the issuance of common stock and warrants during the six months ended June 30, 2007. We also repaid a $20,000 line of credit used by Stock-Trak. During the six months ended June 30, 2006, cash provided by financing activities consisted of $50,000 from demand loans payable and $850,000 of long-term debt borrowings under a secured note facility. These liabilities were repaid in the third quarter of 2006 with proceeds received from the sale of our signage business.
     Net cash used in investing activities was $2,404,670 during the six months ended June 30, 2007 compared to $7,507 during the six months ended June 30, 2006. We used $1,945,118 to acquire Stock-Trak in January 2007 and invested $402,414 in software development related to our stock market simulation contests. We also acquired $57,138 of property and equipment during the first and second quarters of 2007 in connection with moving our head office and supporting an increase in the number of employees hired to support our growth.
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
     As of the date of this report, we have cash resources of approximately $785,000. We currently use approximately $375,000 per month to conduct operations and expect this amount will increase based on increased salary expenses, research and development costs, and marketing expenses associated with our current and proposed businesses. We believe that sales will continue to increase and contribute cash in fiscal 2007 and we have flexibility to adjust the level of research and development, marketing and selling and administrative expenses based on the availability of resources.
     Based on our current cash position, projected cash receipts, expenditures and level of operations, we believe we may need to raise additional funds to support our operations over the next twelve months. The amount of funding will be determined by many factors, some of which are beyond our control, and we may require funding sooner than currently anticipated or to cover unforeseen expenses. If required, we expect to raise any additional funding through the issuance of debt or equity securities. The sale of additional equity securities will result in dilution to our shareholders. We have no commitment for additional funding and can provide no assurance that such funding, if needed, will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when and if they are needed or if such funds cannot be obtained on terms acceptable to us, we may be required to delay or scale back our operations, which could delay development of our stock simulation contest and could adversely affect our ability to generate future revenues.
Off-Balance Sheet Arrangements
     As of June 30, 2007, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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
          There were no changes in internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
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
We have a history of losses and have yet to begin generating positive cash flows from operations. We have experienced net losses in each fiscal quarter since our inception and as of June 30, 2007, had an accumulated deficit of $42.56 million and net stockholders’ equity of $2.91 million. We incurred net losses to common shareholders of approximately $5.41 million during the six months ended June 30, 2007 and approximately $9.16 million during the year ended December 31, 2006. As a result of these conditions, the report of our independent accountants issued in connection with the audit of our financial statements as of and for our fiscal year ended December 31, 2006 contained a qualification raising a substantial doubt about our ability to continue as a going concern. While we expect that our cash flows from operations will improve during 2007 and our net losses from operations will decrease during the next six months, we can provide no assurance that these expectations will be met. As a result, we may continue to generate losses and negative cash flows from operations for the foreseeable future.
In order to execute our business plan or cover expenses in connection with unforeseen events, we may need to raise additional capital which may not be available on terms acceptable to us, if at all. In order to execute our current business plan and support future growth, we may need to raise additional capital. The amount of funding required will be determined by many factors, some of which are beyond our control, and we may require such funds sooner than currently anticipated or to cover unforeseen expenses. As a result, we may need to raise additional funds during the next 12 months. We expect that any such funding would be raised through sales of our equity securities or issuances of debt. When raising additional funding, general market conditions or the then-current market price of our common stock may not support capital raising transactions. We have not made arrangements to obtain additional financing and we can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all. If we cannot raise funds when they are needed or if such funds cannot be obtained on acceptable terms, we may not be able to (a) pay our costs and expenses as they are incurred; (b) create or manage new stock market contests; (c) execute our business plan; (d) take advantage of future opportunities or; (e) respond to competitive pressures or unanticipated requirements. In the extreme case, we may be forced to liquidate the Company. This may seriously harm our business, financial condition and results of operations.

We are an early stage company with an unproven business model which makes it difficult to evaluate our current business and future prospects. We are an early stage company introducing new services and technologies. We entered the event marketing industry in 2005 and acquired Stock-Trak in January 2007. Prior to that time, we engaged in relatively limited operations due to our lack of available capital. Accordingly, we have only a limited operating history and have not generated a material amount of revenue upon which to base an evaluation of our current business and future prospects. In addition, although we have launched the beta version of our stock market simulation contest, we are continuously upgrading, developing and promoting our contest offerings, and expect to complete an upgraded version of our contest commercially in the fourth quarter of 2007. Although our executive management team has substantial experience in developing and managing businesses, we have never developed or offered such a technology and there can be no assurance that we will be able to successfully develop and market such technology. As a result, we have very limited historical data and the revenue and income potential of our business is unproven. If we are unable to continue to provide reliable and cost efficient services to our existing customers and increase the size of our business, we may be unprofitable or, in the extreme case, forced to cease operations. Before purchasing our common stock, you should consider an investment in our common stock in light of the risks, uncertainties and difficulties frequently encountered by early-stage companies in new and evolving markets such as ours, including those described herein. We may not be able to successfully address any or all of these risks. Failure to adequately address such risks would have a material adverse effect on our financial condition and results of operation and could cause our business to fail.
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
Because competition for our target employees is intense, we may not be able to attract and retain the highly-skilled employees that we need to support our planned growth. To execute our growth plan, we must attract and retain highly-qualified personnel. We need to hire additional personnel primarily in software development, on-line marketing, customer service and administration. Competition for these personnel remains intense, especially for individuals with high levels of experience in designing and developing sophisticated web based software. We may not be successful in attracting and retaining qualified personnel. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we fail to attract new personnel or retain and motivate our current personnel, our business and future growth prospects could be severely harmed.
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
Credit risk. We manage our credit risk with respect to accounts receivable by dealing primarily with large creditworthy customers and by billing whenever possible in advance of rendering services or making commitments. We believe that we are not subject to significant concentration of credit risk. As of June 30, 2007, we had one customer who represented approximately 14.4% (December 31, 2006 – 8.5%) of consolidated accounts receivable.
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
Changes in regulations and policies regarding internet gaming could harm our business. There are a variety of state and federal laws and regulations governing internet gaming, including the Internet Gambling Enforcement Act of 2006. Although we believe that our skill-based stock market simulation contests are outside the scope of most of these regulations, any changes in existing laws, rules or regulations or in the interpretation of such laws, rules or regulations, could restrict, condition or limit our current and proposed internet activities, or result in the imposition of substantial fines or other regulatory penalties. Any of the forgoing could have a significant adverse effect on our business, financial condition and results of operations.
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
Future sales of our common stock may cause our stock price to decline. As of the date of this report, we have 49,464,749 shares of common stock outstanding. Of this amount, 39,215,632 are freely tradable without restriction or further registration under the Securities Act, unless the shares are purchased by our affiliates. The remaining 10,249,117 shares of common stock outstanding are “restricted securities” as that term is defined under Rule 144 of the Securities Act. None of our directors, executive officers, or employees are subject to lock-up agreements or market stand-off provisions that limit their ability to sell shares of our common stock. In addition, none of our outstanding shares are subject to lock-up agreements or market stand-off provisions. The sale of a large number of shares of our common stock, or the belief that such sales may occur, could cause a drop in the market price of our common stock.
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
If we fail to comply in a timely manner with Section 404 of the Sarbanes-Oxley Act of 2002, our business could be harmed and our stock price could decline. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal controls over financial reporting, and attestation of this assessment by our independent registered public accountants. The SEC has extended the compliance dates for smaller public companies, including us. Accordingly, the annual assessment of our internal controls requirement will first apply to our annual report for our first fiscal year ending December 31, 2007 and that the first attestation report of our assessment that our independent registered public accounting firm will need to complete will be required in connection with the preparation of our annual report for our fiscal year ending December 31, 2008. Compliance with these rules will require us to incur increased general and administrative expenses and management attention. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal controls over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.
Item 2. Unregistered Shares of Equity Securities.
On May 24, 2007, we issued 150,000 shares of common stock to Sharp Marketing, Inc., an accredited investor, pursuant to an amendment to the earn out provisions of an asset purchase agreement. At the time of issuance, the shares had a market value of $1.65 per share based on the last sales prices reported on the OTCBB on the date the agreement was amended. The shares were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act, without the payment of underwriting discounts or commissions to any person.

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

NEUTRON ENTERPRISES, INC.
Date: [August 14], 2007	/s/ Rory Olson
Rory Olson
Chief Executive Officer

Date: [August 14], 2007	/s/ Mitchell Rosen
Mitchell Rosen, C.A.
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended