Form 10-Q
period 2007-09-30
NEUTRON ENTERPRISES INC
filed 2007-11-13
CIK 1135140

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2007

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________

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
Yes ☐ No ☑
As of November 13, 2007, there were 55,114,749 shares issued and outstanding of the issuer’s common stock.

NEUTRON ENTERPRISES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

Page

PART I — FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operation	2

Item 3: Quantitative and Qualitative Disclosures About Market Risk	16

Item 4: Controls and Procedures	16

PART II — OTHER INFORMATION

Item 1A: Risk Factors	16

Item 5: Other Events	24

Item 6: Exhibits	25

Signatures	26

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

NEUTRON ENTERPRISES, INC.
INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)
SEPTEMBER 30, 2007

Neutron Enterprises, Inc.
Interim Consolidated Balance Sheets
(Expressed in United States dollars)
Unaudited

	September 30	December 31
	2007	2006
As at:	(unaudited)	(Note 11)

Assets

Current
Cash and cash equivalents	$543,279	$2,804,544
Accounts receivable	374,176	530,303
Prepaid expenses and deposits	328,891	124,320

	1,246,346	3,459,167

Software development, net of accumulated amortization of $135,090 (Note 2)	545,201	176,524
Acquisition costs (Note 3)	—	86,310
Intangible assets, net of accumulated amortization of $512,500 (Note 3)	1,537,500	—
Goodwill (Note 3)	1,391,848	—
Property and equipment (net of accumulated amortization of $88,620; 2006 - $60,145)	147,194	84,694

	$4,868,089	$3,806,695

Liabilities and Stockholders’ Equity

Current
Accounts payable	$406,675	$186,566
Accrued liabilities	207,737	465,188
Deferred revenue	318,351	193,626
Deferred charges	13,702	—
Secured convertible note payable (Note 5)	2,187,912	—
Due to related parties (Note 4)	—	93,727

	3,134,377	939,107

Commitments and contingency (Note 9)

Stockholders’ Equity
Capital stock (Note 6)	49,515	48,418
Capital in excess of par value	46,525,019	39,955,397
Deficit	(44,914,933)	(37,154,950)
Accumulated other comprehensive income	74,111	18,723

	1,733,712	2,867,588

	$4,868,089	$3,806,695

Going concern uncertainty — see note 1

Neutron Enterprises, Inc.
Interim Consolidated Statements of Operations
(Expressed in United States dollars)
Unaudited

	2007	2006
For the nine months ended September 30	(unaudited)	(Note 11)

Revenue (Notes 8 and 10)	$1,909,530	$1,535,800

Cost of revenue/goods sold	468,032	1,048,746

	1,441,498	487,054

Operating expenses:
Salaries and benefits (Note 6(f))	2,483,702	1,188,451
General and administrative	1,589,433	815,341
Foreign exchange	74,115	1,897
Occupancy costs	189,564	171,701
Stock-based compensation (Notes 7 and 13)	4,090,460	4,030,835
Depreciation and amortization	676,065	16,097

	9,103,339	6,224,322
Gain on sale of assets	—	(15,312)
Excess of consideration paid over vested expense of options repurchased (Note 3)	23,199	—
Interest expense	74,943	35,554

	9,201,481	6,244,564

Net Loss	$(7,759,983)	$(5,757,510)

Net loss per share
Basic	$(0.16)	$(0.13)
Fully diluted	$(0.16)	$(0.13)

Weighted average number of common shares outstanding — basic	49,345,652	45,774,505

Weighted average number of common shares outstanding — fully diluted	49,345,652	45,774,505

Neutron Enterprises, Inc.
Interim Consolidated Statements of Operations
(Expressed in United States dollars)
Unaudited

	2007	2006
For the three months ended September 30	(unaudited)	(Note 11)

Revenue (Notes 8 and 10)	$742,816	$439,388

Cost of revenue/goods sold	200,120	230,333

	542,696	209,055
Operating expenses:
Salaries and benefits	727,450	374,545
General and administrative	598,072	187,000
Foreign exchange	53,403	9,427
Occupancy costs	62,410	45,538
Stock-based compensation (Notes 7 and 13)	997,842	3,072,444
Depreciation and amortization	316,765	5,421

	2,755,942	3,694,375
Gain on sale of assets	—	(15,312)
Interest expense	42,916	22,774

	2,798,858	3,701,837

Net Loss	$(2,256,162)	$(3,492,782)

Net loss per share
Basic	$(0.04)	$(0.08)
Fully diluted	$(0.04)	$(0.08)

Weighted average number of common shares outstanding — basic	49,497,167	45,925,652

Weighted average number of common shares outstanding — fully diluted	49,497,167	45,925,652

Neutron Enterprises, Inc.
Interim Consolidated Statement of Stockholders’ Equity
(Expressed in United States dollars)
Unaudited

			Capital in		Accumulated
	Common Stock		Excess of	Accumulated	Comprehensive
	Shares	Amount	Par Value	Deficit	Income (Loss)	Total

Balances, December 31, 2003	31,500,000	$31,500	$14,700	$(123,428)	—	$(77,228)
Stock issued for services	1,080,000	1,080	1,435,320	—	—	1,436,400
Stock issued for assets	9,500,000	9,500	21,840,500	—	—	21,850,000
Development stage net loss	—	—	—	(23,479,549)	—	(23,479,549)

Balances, December 31, 2004	42,080,000	$42,080	$23,290,520	$(23,602,977)	$—	$(270,377)

Stock issued for cash	3,000,000	3,000	2,847,000	—	—	2,850,000
Stock issued for services	300,000	300	599,700	—	—	600,000
Stock issued for assets	300,000	300	644,700	—	—	645,000
Options issued for services	—	—	595,000	—	—	595,000
Warrants issued for services	—	—	567,348	—	—	567,348
Cumulative translation adjustment	—	—	—	—	27,296	27,296
Net loss	—	—	—	(4,391,298)	—	(4,391,298)

Balances, December 31, 2005	45,680,000	$45,680	$28,544,268	$(27,994,275)	$27,296	$622,969

Stock issued for cash	2,150,000	2,150	2,937,004	—	—	2,939,154
Warrants issued with stock	—	—	1,145,846			1,145,846
Stock issued for services	87,500	88	191,787			191,875
Options issued as compensation	—	—	5,936,992			5,936,992
Stock issued as compensation	500,000	500	1,199,500			1,200,000
Cumulative translation adjustment	—	—	—	—	(8,573)	(8,573)
Net loss	—	—	—	(9,160,675)	—	(9,160,675)

Balances, December 31, 2006	48,417,500	$48,418	$39,955,397	$(37,154,950)	$18,723	$2,867,588

Stock issued for cash (Note 6 (a))	250,000	250	424,398	—	—	424,648
Warrants issued with stock (Note 6 (a))	—	—	65,352	—	—	65,352
Stock issued for acquisition of Stock-Trak (Notes 3 and 6(b))	647,249	647	1,499,353	—	—	1,500,000
Excess of consideration paid over vested expense of options repurchased (Note 3)	—	—	23,199	—	—	23,199
Write-off, due to related parties (Note 4)	—	—	93,727	—	—	93,727
Options issued as compensation (Note 7)	—	—	4,090,460	—	—	4,090,460
Stock issued for services received (Note 6(c))	50,000	50	89,283	—	—	89,333
Issuance of common shares Note 6 (f))	150,000	150	247,350	—		247,500
Shares earned for services received (Note 9(c))	—	—	36,500	—	—	36,500
Cumulative translation adjustment	—	—	—	—	55,388	55,388
Net loss	—	—	—	(7,759,983)	—	(7,759,983)

Balances, September 30, 2007	49,514,749	$49,515	$46,525,019	$(44,914,933)	$74,111	$1,733,712

Neutron Enterprises, Inc.
Interim Consolidated Statements of Cash Flows
(Expressed in United States dollars)
Unaudited

	2007	2006
For the nine months ended September 30	(unaudited)	(Note 11)

Cash flows from operating activities
Net loss	$(7,759,983)	$(5,757,510)
Items not involving cash
Depreciation and amortization	676,065	16,097
Stock issued for services received	89,333	128,877
Stock-based compensation	4,090,460	4,030,835
Capitalized interest	87,912	46,076
Write-down of inventory	—	282,220
Excess of consideration paid over vested expense of options repurchased	23,199	—
Shares earned for services received	36,500	—
Issuance of common shares	247,500	—
Cumulative translation adjustments	55,388	—
Net change in non-cash working capital balances (net of acquisition):
Accounts receivable	257,180	(234,373)
Inventory	—	205,321
Prepaid expenses and deposits	(198,477)	(763,885)
Prepaid stock-based compensation	—	800,000
Accounts payable	128,597	(23,510)
Accrued liabilities	(257,451)	(113,935)
Deferred revenue	109,725	107,674
Deferred charges	13,702	—
Due from former shareholder, Stock-Trak	88,061	—
Other	(5,567)	2,843

Net cash used in operating activities	(2,317,856)	(1,273,270)

Cash flows from financing activities
Loans payable	—	1,010,000
Secured convertible note payable	2,100,000	—
Proceeds from issuance of capital stock and warrants	490,000	—
Line of credit	(20,000)	—

Net cash provided by financing activities	2,570,000	1,010,000

Cash flows from investing activities
Purchase of property and equipment	(70,091)	(7,507)
Loan receivable	—	455,030
Acquisition of Stock-Trak	(1,945,118)	—
Software development	(503,767)	—

Net cash provided by (used in) investing activities	(2,518,976)	447,523

Neutron Enterprises, Inc.
Interim Consolidated Statements of Cash Flows
(Expressed in United States dollars)
Unaudited

	2007	2006
For the nine months ended September 30	(unaudited)	(Note 11)

Effect of exchange rate changes on cash and cash equivalents	5,567	(30,946)

Net increase (decrease) in cash and cash equivalents	(2,261,265)	153,307
Cash and cash equivalents, beginning of period	2,804,544	94,007

Cash and cash equivalents, end of period	$543,279	$247,314

Supplemental cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

Supplemental disclosure of non-cash transactions:
Stock issued for services received	$89,333	$128,877
Stock-based compensation	$4,090,460	$4,030,835
Issuance of common shares	$247,500	$—
Shares issued for acquisition of Stock-Trak	$1,500,000	$—
Shares earned for services received	$36,500	$—

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
September 30, 2007 and 2006
(Expressed in United States dollars)
Unaudited
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

Basis of Presentation
(a)
The interim consolidated financial statements, presented in United States dollars, should be read in conjunction with the annual consolidated financial statements for the year-ended December 31, 2006. These interim consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States and follow the same accounting policies and methods as the annual consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2007, its results of operations for the three and nine month periods ended September 30, 2007 and 2006 and its cash flows for the nine months ended September 30, 2007 and 2006.

Interim results are not necessarily indicative of results for the full year.

(b)	Going Concern and Liquidity Considerations

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at September 30, 2007, the Company has a loss from operations, an accumulated deficit of $44,914,933 and a working capital deficit of $1,888,031. For the three and nine month periods ended September 30, 2007, the Company incurred net losses of $2,256,162 and $7,759,983 respectively.

The Company may continue to generate losses and negative cash flows from operations for the foreseeable future. In October 2007, the Company secured approximately $250,000 in bridge financing (note 13). However, the Company will be required to obtain additional funding and such funding may be required sooner than currently anticipated or to cover unforeseen expenses. There is no assurance that the Company will be successful in obtaining such funding on terms satisfactory to the Company, if at all.

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)
Unaudited
1.	Nature of Business (Cont’d)

As a result of these factors there is doubt about the Company’s ability to continue as a going concern. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Such adjustments could be material.

2.	Significant Accounting Policies

Adjustment to Second Quarter Results

Following the release of the second quarter results, management detected an error in the unaudited consolidated statement of operations, unaudited consolidated statement of stockholders’ equity and unaudited consolidated balance sheet. The write-off of liabilities owing to related parties (note 4) was presented as credit to income rather than a credit to stockholders’ equity. Accordingly, the consolidated net loss for the three month period ended June 30, 2007 was understated by the amount of $93,727. The capital in excess of par value and deficit accounts as at June 30, 2007 were also understated for the same amount. The unaudited consolidated statement of operations for the nine months ended September 30, 2007 and the unaudited consolidated statement of stockholders’ equity and balance sheet as at September 30, 2007 have been presented taking into consideration this adjustment.

Except as follows, the accounting policies followed by the Company are the same as those followed in the Company’s consolidated financial statements and notes thereto, for the year ended December 31, 2006.

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

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)
Unaudited
2.	Significant Accounting Policies (Cont’d)

Software Development

The Company uses SOP 98-1, “Accounting for the costs of Computer Software developed for Internal Use”. Under this standard, the Company capitalizes the costs incurred in the development of its platform being used for its stock market simulation contests. Costs are capitalized until the development stage has been completed, after which they are amortized over a period estimated to represent the useful life of the software. The software is for internal use. Approximately $405,000 of the capitalized costs relate to software whereby the development stage has been completed. Such costs are being amortized, commencing July 2007, over the estimated remaining useful life of nine months. The remaining $275,000 of capitalized costs represent costs incurred in relation to a new version of our platform which is currently under development. Amortization of those costs has not yet commenced.

Intangible Assets

Intangible assets comprise technology, trademarks as well as industry and customer expertise, knowledge and relationships acquired pursuant to the acquisition of Stock-Trak (note 3) and are being amortized over their estimated useful lives of three years. The costs allocated and related amortization expenses are based on the preliminary allocation of the purchase price as further detailed in note 3. The Company must make estimates and judgements regarding the future utility and carrying value of the intangible assets. The carrying values of such assets are periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value.

Revenue Recognition

Revenues are generally recognized as services are rendered or over a specified term of a particular agreement and are recognized once persuasive evidence of an arrangement exists, delivery has occurred, the revenue is fixed or readily determinable and collection is reasonably assured.

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
(Expressed in United States dollars)
Unaudited
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

The number of shares issued pursuant to the merger was based on a valuation of $2.3175 per share. Accordingly, the aggregate value of the common stock issued amounted to $1,500,000.

The Company accounts for this acquisition using the purchase method of accounting.

The purchase price allocation is preliminary and is expected to be finalized in the fourth quarter of 2007. The Company does not foresee significant changes to the final purchase price allocation.

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)
Unaudited
3.	Acquisition of Business (Cont’d)
The assigned values of the assets and liabilities purchased based on our preliminary allocation are as follows:

Assets:

Cash	$2,896
Accounts receivable	101,053
Due from former sole shareholder	88,061
Prepaids and deposits	6,094
Property and equipment	20,884
Intangible assets	2,050,000
Goodwill	1,391,848

$3,660,836

Liabilities:

Accounts payable and accrued liabilities	$91,512
Line of credit	20,000
Customer deposits	15,000

$126,512

Cost of acquisition	$3,534,324

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

Prior to the merger, Stock-Trak had a stock-based compensation plan for its employees (the “Plan”). Pursuant to the terms of the Plan, all outstanding options granted under the Plan were repurchased by Stock-Trak in conjunction with the merger agreement. Option grantees were paid an aggregate of $74,975, representing the excess of the fair market value at the date of the merger over the exercise price per option. Immediately prior to the merger, a total of $51,776 was expensed as stock-based compensation related to such options in Stock-Trak’s books and records. The difference between the aggregate payment to grantees and the amount previously expensed amounted to $23,199. Such amount has been included in the Company’s financial statement of operations with the offset included in a separate component of stockholders’ equity, capital in excess of par value, during the three months ended March 31, 2007.

The results of operations of Stock-Trak, whose functional currency is the U.S. dollar, have been included in the interim consolidated financial statements since the date of acquisition.

4.	Related Party Transactions

As of December 31, 2006, the Company’s financial statements reflected a liability owing to a former director and officer on an unsecured interest bearing promissory note in the amount of $68,727, due on demand with interest calculated at a rate of 10% per annum (compounded annually). As of December 31, 2006, the Company’s financial statements also reflected a liability owing to a shareholder in the amount of $25,000. This loan was unsecured, non-interest bearing and due on demand. As of June 30, 2007, management determined that a complete write-off was required on both loans payable.

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)
Unaudited
4.	Related Party Transactions (Cont’d)

On September 28, 2007, the former director and officer (the “plaintiff”) filed a civil complaint against the Company demanding repayment of the promissory note plus damages. The plaintiff is claiming that the obligation under the promissory note as at September 30, 2007 amounts to approximately $88,000, inclusive of interest at 10% compounded annually. Management believes that the claim is unsupported and without merit and, accordingly, no provision has been made for the claim.

Related party transactions are recorded at the exchange amount, being the amount agreed to by the related parties.

5.	Secured Convertible Note Payable

On March 23, 2007, the Company issued a Secured Convertible Note (the “note”) in the amount of $2,100,000. The note accrues interest at 8% per annum, compounded annually and payable at maturity. The note matures the earlier of (a) September 23, 2008 (b) upon the occurrence of an event of default (as defined in the agreement) and (c) at the option of the holder, on the date that the Company has completed raising $7,000,000 by way of debt or equity financing or any combination thereof. Events of default include non-payment of principal and interest when due, any material breach of the note or security agreement, any change in effective control of the Company, or the institution of any proceedings by or against the Company under any law relating to bankruptcy, insolvency, reorganization or other form of debtor relief, or an event of bankruptcy or insolvency. Upon any event of default, the entire principal amount and any accrued interest becomes immediately due and payable.

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

Total interest accrued and capitalized to the note amounts to $87,912 as at September 30, 2007.

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)
Unaudited
6.	Capital Stock

Authorized: 200,000,000 common shares $0.001 par value and 10,000,000 preferred shares $0.001 par value.
a)
During the three months ended March 31, 2007, as part of a private placement financing, the Company issued 250,000 shares of common stock and warrants to purchase 125,000 shares of common stock at a strike price of $2.50 per share for gross proceeds of $500,000. The Company also issued warrants to purchase 20,000 shares of its common stock at a strike price of $2.50 per share and paid an amount of $10,000 to a company for its assistance with respect to the financing. The warrants vested immediately and expire in two years from the grant date. Based on the relative fair value of the shares issued and the value of the warrants as calculated based on the Black-Scholes option pricing model using the assumptions noted below, the Company determined that the value attributable to the warrants amounted to $65,352.

Risk-free interest rate	4.46%

Volatility factor of the future expected market price of the Company’s common shares	56.53%

Weighted average expected life	2 years

Expected dividends	Nil
b)	On January 3, 2007, the Company issued 647,249 shares of common stock pursuant to the acquisition of Stock-Trak (note 3).

c)
On December 10, 2006, the Company entered into a consulting agreement whereby the Company is required to issue 50,000 common shares in exchange for services provided. The common shares are earned in equal monthly instalments of 8,333.33 over the six month term of the agreement. All shares were issued during the three months ended September 30, 2007. Based on the stock price of the common shares as at each date earned, the value of the shares amounted to $89,333 and has been included in stockholders’ equity.

d)
On August 25, 2006, the Company issued 500,000 shares of common stock to the CEO in consideration for services to be provided under the terms of his employment agreement with the Company. The Company determined the total value of these shares to be $1,200,000 based on the market price of the shares on the date of issuance. As at September 30, 2007, a total of 500,000 (December 31, 2006 — 249,999) shares have been released in accordance with the terms specified in the employment agreement. As the shares were fully vested at December 31, 2006, the total value of $1,200,000 was expensed to salaries and benefits in fiscal 2006.

e)
On August 28, 2005, Neutron issued to Creata Promotions (USA), Inc.(“Creata”) a warrant to purchase up to 3,000,000 common shares of Neutron exercisable at $1.00 per share and subject to vesting terms related to achievement of sales goals related to Creata’s efforts on behalf of Neutron. Warrants to purchase 250,000 shares vested during fiscal 2005 as a result of the payment by Creata of 50% of the purchase price of the items referred to in the agreement.

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)
Unaudited
6.	Capital Stock (Cont’d)

Vesting terms or status of warrants granted to Creata		# of warrants

Vested at September 30, 2006, December 31, 2006 and September 30, 2007		250,000

Not vested:
Vests upon payment from clients referred to Neutron of:	$1,000,000	250,000
	$6,000,000	500,000
	$16,000,000	500,000
	$26,000,000	500,000
	$38,500,000	500,000
	$50,100,000	500,000

Total warrants granted to Creata not vested at September 30, 2006, December 31, 2006 and September 30, 2007		2,750,000

The Company used the Black-Scholes Option Pricing Model to value the warrants that vested during fiscal 2005.
Of the 3,000,000 warrants granted to Creata, as described above, 250,000 vested during fiscal 2005 and an expense amounting to $567,348 was included in general and administrative expenses in fiscal 2005. The remaining 2,750,000 warrants were forfeited during the six months ended June 30, 2007.
f)
On January 11, 2005, the Company through its wholly owned subsidiaries, Neutron Media and 4234260 Canada Inc., acquired certain assets from an unrelated company, Sharp Marketing Inc. Under the terms of the asset purchase agreement, Neutron Media paid $100,000 in cash and issued 500,000 Class E exchangeable shares (“Exchangeable Shares”) to the vendors, of which 300,000 shares were then released and the remaining 200,000 shares held in escrow. Each Exchangeable Share can be converted, at the option of the holder, to one common share of Neutron Enterprises Inc. with no additional consideration given.

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

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)
Unaudited
7.	Stock Options

As at September 30, 2007, the Company has reserved 6,000,000 common shares under its Amended 2005 Stock Plan (the “2005 Plan”). In October 2007, the Company adopted a new stock option plan, the details of which are further described in note 13.

Each award granted under the 2005 Plan is exercisable for one share of common stock. The terms of the awards shall be no more than 10 years and is further reduced to 5 years for certain participants. Except as may be provided for under a separate agreement, each award vests over a period of not less than three years from the grant date. The exercise price of the option must equal at least 75% of the market price of the underlying share at the grant date. Once vested, options are exercisable at any time until expiry, or unless cancelled under a provision of the 2005 Plan. In addition, the Company has also granted options outside the terms of the plan, the details of which are further described below. Certain options granted to executives provide for accelerated vesting if there is a change in control (as defined in the agreement).

The Company recognizes an expense relating to stock options granted to both employees and non-employees using the fair value method. The stock option expense is calculated using the Black-Scholes Option Pricing Model.

During the three months ended June 30, 2007, the Company granted 100,000 stock options under the 2005 Plan to an employee. The options have a strike price of $1.93 per share, vest in equal annual instalments over 3 years and expire March 31, 2012.

During the three months ended June 30, 2007, 125,000 stock options with an exercise price of $ 2.20 per share and expiry dates in December 2011 were forfeited.

During the three months ended March 31, 2007, the Company granted 200,000 stock options under the 2005 Plan to its employees. 100,000 of the options have a strike price of $2.05 per share and vest in equal annual instalments over 3 years, expiring in February 2012. The remaining 100,000 options have a strike price of $2.39 per share and expire in July, 2011. 16,666 of the 100,000 options vested immediately upon the date of grant. The remaining 83,334 options vest in equal instalments over 30 months, the first vesting date being April 19, 2007.

During the three months ended March 31, 2007, the Company also granted 200,000 stock options under the 2005 Plan to the former shareholder of Stock-Trak (note 3) who has been retained by the Company to continue to serve as President of Stock-Trak. These options vest in equal annual instalments over three years, have a strike price of $2.20 and expire December 31, 2011.

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)
Unaudited
7.	Stock Options (Cont’d)

On March 30, 2007, the Company entered into an agreement with Ciaran Griffin, who formerly served as the Chief Financial Officer, whereby Mr. Griffin’s employment was terminated by mutual agreement effective April 30, 2007. Pursuant to the agreement, 200,000 outstanding stock options previously granted to Mr. Griffin with an exercise price of $2.39 per share were forfeited. In addition, the agreement provided for accelerated vesting of the remaining 100,000 stock options previously granted to him. Such options, which were initially granted in January 2006 at an exercise price of $2.00 per share and vested over two years, became fully exercisable as of April 30, 2007.

During the three months ended December 31, 2006, the Company granted 750,000 in 2005 Plan stock options to its employees. Of these options, 650,000 have a strike price of $2.20 per share and vest over a period of three years. 100,000 options have a strike price of $2.34 per share and vest over two years. The options expire in November and December 2011. During the three months ended March 31, 2007, 75,000 options with an exercise price of $2.20 per share were forfeited.

Stock-based compensation amounted to $997,842 and $4,090,460 during the three and nine month periods ended September 30, 2007 (September 30, 2006 — $3,072,444 and $4,030,835). Included in stock-based compensation for the three and nine month periods ended September 30, 2006 is $400,000 (2007 — $NIL) related to the issuance of common stock to the CEO in consideration for services received (note 6(d)).

Option pricing models require the input of highly subjective assumptions, particularly as to the expected price volatility of the stock. Changes in these assumptions can materially affect the fair value estimated.

No other value associated with the stock options was recognized in the accounts of the Company.

The fair value of each option and warrant granted to employees for the nine months ended September 30, 2007 and September 30, 2006 was estimated on the date of the grant, using the Black-Scholes fair value option pricing model with the following assumptions:

	2007	2006

Risk-free interest rate	4.47 – 4.78%	4.06 – 5.22%

Volatility factor of the future expected market price of the Company’s common shares	56 – 58%	89%

Weighted average expected life
• Options	5 years	5 years
• Warrants	n/a	n/a

Expected dividends	Nil	Nil

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)
Unaudited
7.	Stock Options (Cont’d)

The weighted average expected life of the options and the warrants represents the period of time that the options and warrants are expected to be outstanding. At September 30, 2007, no options or warrants have been exercised to date, and approximately 100% of issued options and warrants are at exercise prices in excess of the trading price of the Company at September 30, 2007. As a result, the Company has estimated that the option and warrant holders will exercise at the expiry date. The risk-free rate used to value the warrants and options is based on the yield of U.S. Treasury securities at the grant date. The volatility has been calculated based on the historical price of the Company’s stock since January 2005, a historic period that management has determined best represents the future expected volatility.

Details of the options are as follows:

		Weighted average
	Number of	exercise price per
	options	share
Options outstanding, December 31, 2004	—	$—
Options granted	385,000	1.70
Options exercised	—	—
Options forfeited	—	—

Options outstanding, December 31, 2005	385,000	$1.70
Options granted	9,480,000	2.04
Options exercised	—	—
Options forfeited	(250,000)	(2.00)

Options outstanding, December 31, 2006	9,615,000	$2.03
Options granted	500,000	2.15
Options exercised	—	—
Options forfeited	(400,000)	(2.30)

Options outstanding, September 30, 2007	9,715,000	$2.02

Options exercisable, December 31, 2004	—	$—

Options exercisable, December 31, 2005	385,000	$1.70

Options exercisable, December 31, 2006	2,490,000	$1.85

Options exercisable, September 30, 2007	4,865,000	$1.96

Options as at September 30, 2007

	Outstanding	Exercisable

Weighted average remaining contractual term (in years)	3.79	3.72

Aggregate intrinsic value	—	—

As of September 30, 2007, there was approximately $2,100,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements. Due to the adoption of the new stock option plan and related grants and cancellations of stock options, that cost is expected to be recognised over the vesting period of the new stock option grants, as further detailed in note 13.

Unless otherwise stated, options expire 5 years after grant date. Compensation cost is recognized over the periods of requisite service during which each tranche of share options is earned, using the graded vesting attribution method.

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)
Unaudited
8.	Barter Transaction

In August 2007, the Company entered into a promotional and licensing agreement whereby the third party promotes the Company’s Wall Street Survivor competition through its web site as well as through alerts to its subscribers. In consideration for such services, the Company integrates certain of the third party’s content onto the Company’s Wall Street Survivor and Stock-Trak web sites. The Company accounted for the transaction in accordance with EITF 99-17 “Accounting for Advertising of Barter Transactions”. The Company determined that the fair value of the transaction is not determinable within the scope of EITF 99-17. Accordingly, the transaction is recorded at the carrying value of the advertising surrendered, being nil.

9.	Commitments and Contingency

Commitments
a)	The Company has entered into operating lease agreements for office premises with approximate minimum annual lease payments as follows:

For the 12 months ended September 30

2008	$195,000
2009	192,000
2010	128,000
2011	8,000

$523,000

In addition to the basic rent, the Company is responsible for its proportionate share of property taxes and operating costs for the office premises.

b)
The Company has entered into various consulting and service agreements with approximate payments of $360,000, $130,000 and $25,000 for the 12 month periods ended September 30, 2008, 2009 and 2010 respectively.

c)
Based on the terms of a consulting agreement, the Company will be required to issue 100,000 common shares to the consultant upon expiry of the agreement in December 2007. The common shares are earned in equal monthly instalments of 16,667 over the six month term of the contract, ending December 2007. Based on the stock price of the common shares at each date earned, the value of the earned shares amounted to $36,500 and has been included in stockholders’ equity.

Contingency

In the ordinary course of business, the Company and its subsidiaries may have legal proceedings brought against them. Other than as described in note 4, management is not aware of any outstanding legal claims against the Company as of September 30, 2007.

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)
Unaudited

10.	Segment Disclosure

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

	For the nine months ended September 30, 2007
		Stock Market
	Event	Simulation
	Marketing	Services	Total
Revenue
Canada	$—	$—	$—
USA	1,187,476	722,054	1,909,530

	$1,187,476	$722,054	$1,909,530

Cost of revenue	411,589	56,443	468,032
Salaries and benefits	911,617	1,153,763	2,065,380
General and administrative	73,862	1,046,586	1,120,448
Occupancy costs	62,523	99,039	161,562
Depreciation and amortization	15,586	660,355	675,941
Stock-based compensation	—	869,785	869,785
Excess of consideration paid over vested expense options repurchased	—	23,199	23,199
Interest	—	21,408	21,408

Segment Loss	$(287,701)	$(3,208,524)	$(3,496,225)
Unallocated amounts —
Shared salaries and benefits			418,322
Shared general and administrative			468,985
Shared occupancy costs			28,002
Shared depreciation and amortization			124
Foreign exchange			74,115
Shared stock-based compensation			3,220,675
Shared Interest expense			53,535

			4,263,758

Net Loss			$(7,759,983)

Total Segment Assets
Canada	$88,904	$66,283	$155,187
U.S.A.	415,950	3,666,992	4,082,942

Total	$504,854	$3,733,275	$4,238,129

Unallocated amounts —
Cash and cash equivalents — U.S.A.			543,279
Other Assets — U.S.A.			23,555
Other Assets — Canada			63,126

Total assets			$4,868,089
Capital expenditures:
Event Marketing			$228
Stock Market Simulation Services			68,341
Unallocated			1,522

Total			$70,091

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)
Unaudited
10.	Segment Disclosure (Cont’d)

	For the three months ended September 30, 2007
		Stock Market
	Event	Simulation
	Marketing	Services	Total
Revenue
Canada	$—	$—	$—
USA	471,475	271,341	742,816

	$471,475	$271,341	$742,816

Cost of revenue	157,434	42,686	200,120
Salaries and benefits	243,412	375,804	619,216
General and administrative	11,962	462,830	474,792
Occupancy costs	19,413	33,012	52,425
Depreciation and amortization	5,128	311,543	316,671
Stock-based compensation	—	233,728	233,728
Interest	—	10,613	10,613

Segment Profit (Loss)	$34,126	$(1,198,875)	$(1,164,749)
Unallocated amounts —
Shared salaries and benefits			108,234
Shared general and administrative			123,280
Shared occupancy costs			9,985
Shared depreciation & amortization			94
Shared stock-based compensation			764,114
Foreign exchange			53,403
Shared interest expense			32,303

			1,091,413

Net Loss			$(2,256,162)

Capital Expenditures:
Event Marketing			$—
Stock Market Simulations Services			12,382
Unallocated			571

Total			$12,953

11.	Comparative Figures

Certain reclassifications of prior period figures have been made to facilitate comparison with the current period.

The consolidated balance sheet as at December 31, 2006 was audited by other chartered accountants.

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)
Unaudited
12.	Pro Forma Financial Statements

The unaudited interim pro forma consolidated statement of operations for the three and nine month periods ended September 30, 2006 reflect the acquisition of Stock-Trak as if it took place on January 1, 2006. The unaudited interim pro forma consolidated statements of operations are presented for informational purposes only and do not purport to represent the Company’s financial condition had the acquisition taken place on January 1, 2006. In addition, the unaudited interim pro forma consolidated statement of operations does not purport to project our future operating results as of any future date or future period.

The historical information of Stock-Trak for the three and nine month periods ended September 30, 2006 have not been audited or reviewed by any accounting firm.

The pro forma adjustments are described in the accompanying notes to the unaudited interim consolidated financial statements for the nine months ended September 30, 2007 and should be read in conjunction with the unaudited interim pro forma statement of operations below.

Neutron Enterprises, Inc.
Unaudited Interim Proforma Statement of Operations
For nine months ended September 30, 2006

	Neutron
	Enterprises,	Stock-Trak,	Proforma		Proforma
	Inc.	Inc.	Adjustments		Balance

Revenue	$1,535,800	$647,523	$—		$2,183,323
Cost of revenue / goods sold	1,048,746	—	—		1,048,746

	487,054	647,523			1,134,577
Operating expenses
Salaries and benefits	1,188,451	314,438	—		1,502,889
General and administrative	815,341	209,130	—		1,024,471
Occupancy costs	171,701	33,940	—		205,641
Foreign exchange	1,897	—	—		1,897
Stock-based compensation	4,030,835	—	132,306	1	4,163,141
Depreciation and amortization	16,097	2,400	512,500	2	530,997

	6,224,322	559,908	644,806		7,429,036
Gain on sale of assets	(15,312)	—	—		(15,312)
Interest expense	35,554	22,828	—		58,382

	6,244,564	582,736	644,806		7,472,106

Net (loss) earnings	$(5,757,510)	$64,787	$(644,806)		$(6,337,529)

Weighted average pro forma number of common shares outstanding — basic and fully diluted					46,421,754
Net Loss per share — basic and fully diluted					$(0.14)

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)
Unaudited
12. Pro Forma Financial Statements (Cont’d)
Notes to pro forma statement of operations
1.
To record expense of $23,199 representing the excess of the consideration paid over the vested expense of stock options repurchased and cancelled pursuant to the acquisition of Stock-Trak and $109,107 of stock based compensation expense related to stock options issued to the former sole shareholder of Stock-Trak.

2.	To record amortization of intangible assets purchased pursuant to the acquisition of Stock-Trak.
Neutron Enterprises, Inc.
Unaudited Interim Proforma Statement of Operations
For three months ended September 30, 2006

	Neutron Enterprises,	Stock-Trak,	Proforma		Proforma
	Inc.	Inc.	Adjustments		Balance

Revenue	$439,388	$209,303	$—		$648,691
Cost of revenue / goods sold	230,333	—	—		230,333

	209,055	209,303			418,358
Operating expenses
Salaries and benefits	374,545	112,273	—		486,818
General and administrative	187,000	75,804	—		262,804
Occupancy costs	45,538	11,182	—		56,720
Foreign exchange	9,427	—	—		9,427
Stock-based compensation	3,072,444	—	36,369	1	3,108,813
Depreciation and amortization	5,421	800	170,833	2	177,054

	3,694,375	200,059	207,202		4,101,636
Gain on sale of assets	(15,312)	—	—		(15,312)
Interest expense	22,774	10,268	—		33,042

	3,701,837	210,327	207,202		4,119,366

Net loss	$(3,492,782)	$(1,024)	$(207,202)		$(3,701,008)

Weighted average pro forma number of common shares outstanding — basic and fully diluted					46,572,901
Net Loss per share — basic and fully diluted					$(0.08)
Notes to pro forma statement of operations
1.	To record stock based compensation expense related to stock options issued to the former sole shareholder of Stock-Trak.

2.	To record amortization of intangible assets purchased pursuant to the acquisition of Stock-Trak.

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)
Unaudited
13.	Subsequent Events

Stock Options

On October 12, 2007, the Company adopted its 2007 Stock Incentive Plan (the “New Plan”). The Plan reserves 6,000,000 shares of common stock for issuance pursuant to stock options, stock appreciation rights, restricted stock awards and units, unrestricted stock awards and other equity based or equity related awards to employees, officers, directors, consultants or advisors of the Company or any of its subsidiaries.

Stock options issued under the New Plan have a term of no more than 10 years, an exercise price equal to at least 100% of the fair market value of our common stock on the date of grant, are subject to vesting as determined by the Board, and unless otherwise determined by the Board, may not be transferred except by will, the laws of descent and distribution, or pursuant to a domestic relations order. Unless otherwise determined by the Board, awards terminate three (3) months after termination of employment or other association with the Company or one (1) year after termination due to disability or death. In the event that termination of employment or association is for a cause, as that term is defined in the New Plan, unless otherwise determined by the Board, awards terminate immediately upon such termination. The New Plan also provides for accelerated vesting in the event of a change in control or reorganization (as defined in the New Plan).

On October 12, 2007, the Company issued 1,420,000 stock options under the New Plan. Such stock options have an exercise price of $0.50 per share, vest in two semi-annual instalments over a one year period from the date of grant and terminate five years from the grant date.

On October 15, 2007, the Company issued an additional 1,420,000 stock options (the “Additional Plan Options”) under the New Plan. Issuance of the Additional Plan options was conditioned upon each recipient having surrendered to the Company for cancellation of 1,450,000 outstanding options under the Company’s 2005 Amended Stock Option Plan (the “Old Plan.”) The Additional Plan Options have an exercise price of $0.65 per share, vest in two semi-annual instalments commencing April 15, 2009 and terminate five years from the grant date.

In addition to the stock options listed under the New Plan, the Company also issued 12,700,000 stock options to officers, directors and advisors as set forth below.

On October 12, 2007, the Company issued 6,350,000 stock options (the “Initial Non Plan Options”) at an exercise price of $0.50 per share, which were vested in full upon grant and have an expiry date of 5 years from the date of grant.

On October 15, 2007, the Company issued an additional 6,350,000 stock options (the “Additional Non Plan Options”) at an exercise price of $0.65 per share, which were vested in full upon grant and have an expiry date of 5 years from the grant date. The issuance of the Additional Non Plan Options was conditioned on the recipients surrendering the 8,085,000 stock options issued to them prior to October 2007.

The Initial Non Plan Options and Additional Non Plan Options (the “Non Plan Options”) are subject to selling restrictions as further defined in the agreements. The Company also has the option to repurchase some or all of the shares issued upon exercise of the Non Plan Options in event of the option holder’s termination, resignation or death, for proceeds equal to the exercise price.

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)
Unaudited
13.	Subsequent Events (Cont’d)

Stock Options (Cont’d)

Accordingly, as at the date of this filing, the total stock options outstanding are summarized as follows:

	Old Plan	Old Non Plan	New Plan	Non Plan	Total	Exercise Price

Balance, September 30, 2007	3,165,000	6,550,000	—	—	9,715,000	$1.00-$2.39
Surrendered	(2,985,000)	(6,550,000)			(9,535,000)	$1.00-$2.39
October 12, 2007 grant	—	—	1,420,000	6,350,000	7,770,000	$0.50
October 15, 2007 grant	—	—	1,420,000	6,350,000	7,770,000	$0.65

	180,000	—	2,840,000	12,700,000	15,720,000	$0.50-$2.00

The issuance of the new options will be accounted for as an award. The incremental stock-based compensation expense amounts to approximately $3,800,000 of which approximately $3,100,000 will be expensed in October 2007 upon vesting of the Non Plan Options and the remainder over 2 years. The unrecognized compensation cost related to non-vested stock options surrendered amounts to approximately $2,100,000 of which $1,360,000 will be expensed in October 2007 upon vesting of the Non Plan Options and the remainder over 2 years.

The fair market value of the options granted in October 2007 was calculated using the Black-Scholes Option Pricing Model under the following assumptions:

Risk-free interest rate	4.40 – 4.42%

Volatility factor of the future expected market price of the Company’s common shares	59 – 60%

Weighted average expected life	5 year

Expected dividends	Nil
Employment Agreement

On October 17, 2007, the Company entered into a letter agreement with its Chief Executive Officer to provide for the payment of an annual salary of $300,000 Cdn, effective October 1, 2007 and payable on a semi-monthly basis.

Neutron Enterprises, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)
Unaudited
13.	Subsequent Events (Cont’d)

Common shares

In November 2007, the Company issued 5,600,000 common shares to a group of existing shareholders who previously invested $4,800,000 in private placement financing. The common shares were issued in exchange for the cancellation of warrants to purchase 1,200,000 common shares of the Company previously issued to such investors and a general release in favor of the Company. Warrants to purchase 1,075,000 common shares were issued in December 2006 and had a value of $987,798 based on the Black-Scholes Option Pricing Model. Warrants to purchase 125,000 common shares were issued during the first quarter of 2007 and were assigned a value of $56,338 based on the Black-Scholes Option Pricing Model. All warrants had an exercise price of $2.50 per share.

Loans Payable

In October 2007, the Company secured approximately $251,000 in bridge financing, $151,000 of which was received in Canadian funds (Cdn — $150,000) and $100,000 of which was received in U.S. funds. The loans are unsecured and accrue interest at the rate of 7.5% per annum. Both principal and interest are repayable upon the closing of the Company’s next significant round of financing.

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
On January 3, 2007, we acquired Stock-Trak, Inc. (“Stock-Trak”), an Atlanta, Georgia based provider of stock market simulation services to the educational and corporate markets, in consideration of 647,249 shares of common stock and a cash payment (prior to related acquisition costs amounting to $105,848) of $1,928,476. The primary assets acquired consist of goodwill, technology, trademarks as well as industry and customer expertise, knowledge and relationships. Details of this acquisition are more fully described in note 3 to the interim consolidated financial statements.

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
Stock-Trak is an Internet-based, comprehensive financial simulation services company based in Atlanta, Georgia serving the educational and corporate markets. Stock-Trak provides a stock market simulation that allows its users to practice trading various types of securities, including stocks, options, futures, mutual funds, bonds and more. Originally conceived in 1990 as an educational tool for college students taking business and finance classes, Stock-Trak transitioned to the Internet in the mid 1990s and grew into a white label solution for corporate and educational organizations interested in offering stock market simulations to their customers and students.
During the fourth quarter of 2006, we announced our intention to develop and promote online skill-based stock market simulation contests. Neutron Media Inc. operates this business under the Wall Street Survivor name. We are developing a sophisticated, comprehensive, community oriented, interactive, prize based multiplayer financial web portal to: (i) serve as a source of financial information and tools for investors; (ii) conduct stock market performance contests in which participants will compete in real-time for cash and other prizes; and (iii) serve as a destination for providers of financial and other services to market their services to users of our website. We expect to generate revenue from recurring monthly subscription fees, sponsorships, advertising and sales of premium content. In pursuit of this model, we acquired Stock-Trak and are developing what we believe will be the most advanced and comprehensive stock market simulation software currently available.
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

On June 4, 2007 we launched the beta version of our “Wall Street Survivor” stock market simulation competition, which ran from June 4, 2007 until July 27, 2007. The prize pool was increased from $10,000 offered in the alpha launch to $25,000. In addition, the “Survivor Loyalty Points” program was slightly adjusted to offer additional points to anyone who referred a friend to our competition. Despite very limited marketing, we reported significant increases in participation, number of visitors, page views and time spent on the site. As a result of the significant increase in traffic, on September 6, 2007 we announced that our Alexa ranking, over the past three months, increased by approximately 137,000 places, with our three month average ranking coming in at 92,687. The wallstreetsurvivor.com web site was ranked in the top 68,000 web sites by Alexa during the week prior to the announcement. Total contest participants increased by 407%, resulting in 12,547 participants. The total number of trades executed increased 169%, indicating a high level of participation. The total number of visitors to the contest site increased to approximately 187,000, up more than 25-fold from the previous contest. The total number of page views rose by 461% to more than 1.8 million. Minutes per user visit spent on the site increased by 12% to an average 13.47.
Recent Developments
On August 1, 2007, we launched the third installment of our “Wall Street Survivor” stock market simulation competition, which ran from August 1, 2007 to September 28, 2007 and offered another $25,000 in cash and prizes. On October 3, 2007, we announced that this contest attracted 22,223 participants, representing a 68% increase from the previous competition completed in July 2007. In addition to strong participation, the number of trades completed increased 135%, demonstrating a high activity rate by contestants. The number of page views more than doubled compared to the previous competition. Despite very limited marketing, the number of unique visitors increased 52% to 352,734.
We launched our fourth installment of our “Wall Street Survivor” stock market simulation competition on October 1, 2007. This competition runs through December 14, 2007 and offers another $25,000 in cash prizes.
Throughout September and October, we announced various contracts with major corporations in the securities and financial-related industries, including The Motley Fool, The Edcomm Group’s Banker’s Academy, ScotiaMcLeod and eFinancialCareers.com.
Key Performance Indicators
Our key performance indicators are recognized revenue and deferred revenue. For our event marketing segment, revenue is recognized as the related advertising is aired. Deferred revenue results when we sell in advance of the airing of the advertising. The majority of revenues from Stock-Trak are currently tied to the educational market and, therefore, the majority of revenue is earned during the academic semesters from January to mid-May and then again from September to mid-December. We expect Wall Street Survivor to generate revenues from advertising, sponsorships and recurring monthly subscription fees. We are uncertain as to the timing of such revenues but do not expect them to be subject to any seasonality.

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
The market for stock market simulation services offered by Stock-Trak consists of all high schools, colleges and universities that offer business curricula to their students as well as corporations involved in the securities and financial-related industries.
We also believe there is a large and viable market for our stock market simulation contest and financial web portal, as evidenced by the success of stock market contests sponsored by CNBC and The Globe and Mail and the initial traffic for our contests. While we believe that our new site will represent a unique vehicle to both educate and entertain relating to the stock market, we also believe the potential to generate revenue is significant. Online multi-player games and community based Internet portals are among the fastest growing areas on the Internet today. This new competition is targeted directly at the nexus of these growth areas. We are highly focused on developing this new business into a destination site, with compelling demographics for advertisers and the opportunity to develop a significant Internet community with multiple ways to generate revenue from the enrolled base.
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
Our primary strategic objectives over the next 12 months are to strengthen our position in the market for event marketing services, continue to promote and grow our existing stock market simulation services to the educational and corporate markets, establish and promote viable skill-based stock market simulation contests and generate a substantial increase in revenue. We plan to achieve these objectives by increasing our direct sales force, developing the most advanced stock market simulation software and web portal, and creating an effective marketing campaign to generate interest, participation and revenue from our stock market simulation contests.
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

Revenue for the nine months ended September 30, 2007 was $1,909,530 compared to $1,535,800 for the nine months ended September 30, 2006. We expect revenue to increase based on the expected successful completion of certain event marketing assignments underway at the end of the quarter, continued and growing contributions to revenues from Stock-Trak, and the expected growth in revenue to be earned from our stock market simulation contests. To date, we have incurred operating losses, as our revenues have not achieved a sufficient level to support our salaries, general and administrative, occupancy and other costs. We expect to incur additional operating losses during the remainder of fiscal 2007, and will need additional operating funds to support our growth. See “Liquidity and Capital Resources” below.
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

Revenue Recognition. During fiscal 2006, we derived our revenue primarily from two sources: (i) product sales revenue and (ii) revenue arising from the sale of advertising on L.E.D. screens, which we refer to as “Event Marketing.” Pursuant to the sale of our signage business during the third quarter of 2006, product sales ceased. Prior to the sale, product sales revenues were recognized in the periods that products were shipped to customers, FOB shipping point or destination, per contract, if a signed contract exists, the revenue is fixed and determinable, collection of resulting receivables is probable and there are no remaining obligations. Revenues during 2007 are derived primarily from Event Marketing and Stock-Trak and are generally recognized as the services are rendered or over the specified term of the particular agreement and are recognized once persuasive evidence of an arrangement exists, delivery has occurred, the revenue is fixed or readily determinable and collection is reasonably assured.
Valuation of Intangible Assets. Intangible assets consist of purchased technology, trademarks as well as industry and customer expertise, knowledge and relationships acquired pursuant to the acquisition of Stock-Trak, and are amortized over their estimated useful lives of three years. The costs allocated and related amortization expenses are based on the preliminary allocation of the purchase price as further detailed in note 3 to the interim consolidated financial statements. We must make estimates and judgments regarding the future utility and carrying value of intangible assets. The carrying values of such assets are periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value.
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
Stock-Based Compensation and Other Stock-Based Payments. We use Financial Accounting Standard (FAS) 123(R), “Share Based Payments” which requires the use of the fair value method for all stock-based compensation transactions. The application of this accounting methodology requires management to estimate a number of variables, including the risk free rate, the expected life of the related options and warrants, and the expected volatility of the stock price. The amounts determined for these variables, which are detailed in Notes 7 and 13 of our interim consolidated financial statements, have a significant impact on the values assigned to the stock options and warrants issued by the Company.
Software Development. We use SOP 98-1 “Accounting for the Costs of Computer Software Developed for Internal Use.” Under this standard, we capitalize the costs incurred in the development of our platform being used for our stock market simulation contests. Costs are capitalized until the software development stage has been completed, after which they are amortized over a period estimated to represent the useful life of the software. The software is for internal use. Prior to fiscal 2006, we did not incur any software development costs. Approximately $405,000 of the capitalized costs relate to software for which the development stage has been completed. Commencing in July 2007, such costs are being amortized, over their estimated remaining useful life of nine months. The remaining $275,000 of capitalized costs represent costs incurred in relation to a new version of our contest platform which is currently under development. Amortization of these costs has not yet commenced.

For a more complete discussion of our accounting policies and procedures, please refer to the notes to our audited consolidated financial statements included in our annual report on Form 10-K filed with the Securities and Exchange Commission. For a discussion of recent accounting pronouncements, please see note 2 to our interim consolidated financial statements included herein.
RESULTS OF OPERATIONS
Comparison of Nine Months Ended September 30, 2007 and September 30, 2006

	Revenue for the nine months ended September 30
By type of service	2007	% of total	2006	% of total

Product sales	$—	—	$60,981	4
Stock market simulation	722,054	38	—	—
Event marketing	1,187,476	62	1,474,819	96

	$1,909,530	100	$1,535,800	100

By customer location	2007	% of total	2006	% of total

Canada	$—	—	$164,174	11
United States	1,909,530	100	1,371,626	89

	$1,909,530	100	$1,535,800	100

Revenue. Our revenue consists of compensation for services provided. Revenue for the nine months ended September 30, 2007 was $1,909,530 compared to $1,535,800 for the nine months ended September 30, 2006. The $373,730 increase in revenue resulted primarily from the revenues generated by our stock market simulation segment, which represented 38% of total revenues for the nine months ended September 30, 2007. Revenues generated from our event marketing segment decreased $287,343. Approximately 52% of the decrease in event marketing revenues resulted from a non-recurring marketing event which generated revenues of approximately $151,000 during the nine months ended September 30, 2006 without a comparable transaction in 2007. During the nine months ended September 30, 2006, we generated higher revenue at one advertising location due to higher traffic as a result of the Soccer World Cup without a comparable transaction in 2007. This accounted for 25% of the decrease in event marketing revenue. Finally, during most of 2007, we experienced technical difficulties on a rented permanent sign installation and, as a result, were unable to sell advertising thereon. This loss in revenue accounted for approximately 18% of the total decrease in event marketing revenue for the nine months ended September 30, 2007. There were no product sales in 2007 due to the sale of our signage business in the third quarter of 2006. After reviewing the status of certain event marketing projects underway at September 30, 2007, continued contributions to revenue from Stock-Trak and our stock market simulation contests, we expect revenue to continue to increase during the remainder of 2007.

Operating Expenses. Our operating expenses consist of salaries and benefits, general and administrative expenses, foreign exchange, depreciation and amortization, occupancy costs and stock-based compensation. Salaries and benefits expenses include salaries, employee benefits, incentive compensation and other payroll related costs, which are expensed as incurred. General and administrative costs include business development, office costs, technology, marketing, consultants and professional services. Occupancy costs represent the costs of leasing and maintaining Company premises. Stock-based compensation represents the expenses incurred in connection with the issuance of stock options and other share-based payments to our employees, directors, officers, consultants or service providers.
Operating expenses increased $2,879,017 to $9,103,339 for the nine months ended September 30, 2007 from $6,224,322 for the nine months ended September 30, 2006. Changes in operating expenses are as follows:
Salaries and benefits expense for the nine months ended September 30, 2007 increased $1,295,251 to $2,483,702 compared to $1,188,451 for the nine months ended September 30, 2006. Included in salaries and benefits for the nine months ended September 30, 2007 is a non-cash expense of $247,500 related to the issuance of common shares as further described in note 6(f) to the interim consolidated financial statements. The remainder of the increase resulted from the acquisition of Stock-Trak in January 2007 and additional employees hired to support the further development and growth of our stock market simulation segment. The salaries expense to revenue ratio for the nine months ended September 30, 2007 was 130%. As a result of expected increased sales in the remainder of fiscal 2007, we expect salaries expense to revenue ratio for 2007 to decrease from this level over the remainder of the year.
General and administrative expense for the nine months ended September 30, 2007 increased $774,092 to $1,589,433, from $815,341 for the nine months ended September 30, 2006. The increase in general and administrative expenses was due mainly to an increase in technology, marketing and administrative costs required to support the further development and growth of our stock market simulation segment. The general and administrative cost to revenue ratio was 83% for the nine months ended September 30, 2007. As a result of expected increased sales in the remainder of 2007, we expect the general and administrative costs to revenue ratio for 2007 to decrease from this level over the remainder of the year.
Occupancy costs for the nine months ended September 30, 2007 increased $17,863 to $189,564, from $171,701 for the nine months ended September 30, 2006. We incurred additional rental costs related to our new head office in Montreal, Quebec, Canada commencing in June 2006 as well as Stock-Trak’s offices in Atlanta, Georgia commencing in January 2007. These additional expenses were offset by sublease revenue earned from our Mississauga and Montreal locations in 2007 and decreased insurance costs. The occupancy cost to revenue ratio was 10% for the nine months ended September 30, 2007. As a result of expected increased sales in the remainder of 2007, we expect the occupancy costs to revenue ratio to decrease over the remainder of 2007.

Stock-based compensation expense for the nine months ended September 30, 2007 was $4,090,460 as compared to $4,030,835 for the nine month period ended September 30, 2006. Included in stock-based compensation for the nine months ended September 30, 2006 is $400,000 related to the issuance of common shares to our CEO in consideration for services provided as compared to $NIL for the nine months ended September 30, 2007. The total increase net of the issuance of the common shares to our CEO amounts was $459,625 and was due mainly to the grant of additional stock options to employees, officers and advisors during the period. In addition, significant stock option grants were made to officers in June and July 2006. Accordingly, the stock-based compensation expense for the nine months ended September 30, 2007 includes a full nine months of related expense as compared to approximately three months in 2006.
Depreciation and amortization expense for the nine months ended September 30, 2007 was $676,065 as compared to $16,097 for the nine months ended September 30, 2006. The increase of $659,968 was due mainly to $512,500 of amortization on intangible assets acquired in the acquisition of Stock-Trak commencing in January 2007 and $135,090 of amortization taken on software development costs commencing in July 2007.
Foreign exchange loss for the nine months ended September 30, 2007 amounted to $74,115 compared to $1,897 for the nine months ended September 30, 2006. Our Canadian subsidiary, whose functional currency is the Canadian dollar, incurs most of its operating costs in Canadian dollars while generating revenue in U.S. dollars. Accordingly, the increased foreign exchange loss is a direct result of the strengthening of the Canadian dollar compared to the U.S. dollar over the nine month period ended September 30, 2007.
Excess of Consideration Paid Over Vested Expense of Options Repurchased. Pursuant to the acquisition of Stock-Trak in January 2007, and as further described in note 3 to the interim consolidated financial statements, certain stock options were repurchased and cancelled. An amount of $23,199, representing the difference between the consideration paid to the option holders and the amount previously expensed is reflected as a non-cash expense in the statement of operations for the nine month period ended September 30, 2007.
Interest expense. Interest expense for the nine month period ended September 30, 2007 was $74,943 and consisted mainly of the capitalization of $87,912 of interest on the secured convertible note payable, offset by interest income earned on short-term investments.

Net loss
We incurred a net loss of $7,759,983 during the nine months ended September 30, 2007, compared to a net loss of $5,757,510 during the nine months ended September 30, 2006. A significant portion of our loss in both years was comprised of non-cash or non-recurring expenses, including depreciation and amortization, stock-based compensation, the issuance of common shares and the value of shares issued or earned in exchange for services received. In 2007, we also had a non-recurring expense related to the excess of the consideration paid over the vested expense of options repurchased and cancelled pursuant to the acquisition of Stock-Trak. In 2006, we incurred a non-recurring inventory write-off of approximately $282,000 without a comparable transaction in 2007. Our net loss before such items amounted to $2,596,926 for the nine months ended September 30, 2007 as compared to $1,299,481 for the nine months ended September 30, 2006. We expect losses to continue for the remainder of 2007 as we continue to focus our resources on growth through increased sales in our event marketing and stock market simulation segments and focused marketing and continued development of our stock market simulation segment.
Comparison of Three Months Ended September 30, 2007 and September 30, 2006

	Revenue for the three months ended September 30
By type of service	2007	% of total	2006	% of total

Product sales	$—	—	$—	—
Stock market simulation	271,341	37	—	—
Event marketing	471,475	63	439,388	100

	$742,816	100	$439,388	100

By customer location	2007	% of total	2006	% of total

Canada	$—	—	$36.010	8
United States	742,816	100	403,378	92

	$742,816	100	$439,388	100

Revenue
Revenue for the three months ended September 30, 2007 was $742,816 compared to $439,388 for the three months ended September 30, 2006. The $303,428 increase in revenue is due mainly to contributions to revenue from Stock-Trak, representing approximately 89% of the overall increase over the prior period. After reviewing the status of certain event marketing projects underway at September 30, 2007, continued and growing contributions to revenue from Stock-Trak, and the commencement of our stock market simulation contests, we expect revenue to continue to increase during the remainder of 2007.

Operating Expenses
Operating expenses for the three months ended September 30, 2007 decreased $938,433 to $2,755,942 from $3,694,375 for the three months ended September 30, 2006. Changes in operating expenses are as follows:
Salaries expense for the three months ended September 30, 2007 increased $352,905 to $727,450 compared to $374,545 for the three months ended September 30, 2006. The increase resulted from the acquisition of Stock-Trak in January 2007 and additional employees hired to support the further development and growth of our stock market simulation segment. The salaries expense to revenue ratio for the three months ended September 30, 2007 was 98%. As a result of expected increased sales in the remainder of fiscal 2007, we expect salaries expense to revenue ratio for 2007 to decrease from this level over the remainder of the year.
General and administrative costs for the three months ended September 30, 2007 increased $411,072 to $598,072 from $187,000 for the three months ended September 30, 2006. Included in general and administrative expenses for the three months ended September 30, 2007 were non-cash expenses of $36,500 related to common shares earned in exchange for services received, as compared to $28,877 for the three months ended September 30, 2006. The remainder of the increase in general and administrative expenses was due mainly to the acquisition of Stock-Trak in January 2007 and an increase in technology, marketing and administrative costs required to support the further development and growth of our stock market simulation segment. The general and administrative cost to revenue ratio was 81% for the three months ended September 30, 2007. As a result of expected increased sales in the remainder of 2007, we expect the general and administrative costs to revenue ratio for 2007 to decrease from this level over the remainder of the year.
Occupancy costs for the three months ended September 30, 2007 increased $16,872 to $62,410, from $45,538 for the three months ended September 30, 2006. We incurred additional rental costs related to Stock-Trak’s offices in Atlanta, Georgia commencing in January 2007. These additional expenses were partially offset by sublease revenue earned from our Mississauga and Montreal locations in 2007 and decreased insurance costs. The occupancy cost to revenue ratio was 8% for the three months ended September 30, 2007. As a result of expected increased sales in the remainder of 2007, we expect the occupancy costs to revenue ratio to decrease over the remainder of 2007.
Stock-based compensation expense for the three months ended September 30, 2007 decreased $2,074,602 to $997,842 from $3,072,444 for the three months ended September 30, 2006. The decrease was due mainly to significant grants of stock options to officers during June and July of 2006 which, due to the use of the graded vesting attribution method, resulted in a higher expense in the three months ended September 30, 2006 than during the comparable period in 2007.
Depreciation and amortization expense for the three months ended September 30, 2007 was $316,765 as compared to $5,421 for the three months ended September 30, 2006. The increase of $311,344 was due mainly to $170,833 of amortization of intangible assets acquired in the acquisition of Stock-Trak in January 2007 and $135,090 of amortization taken on software development costs commencing in July 2007. We expect this amount to remain relatively consistent for the remainder of 2007.

Foreign exchange loss for the three months ended September 30, 2007 amounted to $53,403 compared to $9,427 for the three months ended September 30, 2006. Our Canadian subsidiary, whose functional currency is the Canadian dollar, incurs most of its operating costs in Canadian dollars while generating revenue in U.S. dollars. Accordingly, the foreign exchange loss is a direct result of the strengthening of the Canadian dollar compared to the U.S. dollar over the three month period ended September 30, 2007.
Interest expense. Interest expense for the three month period ended September 30, 2007 was $42,916 and consisted mainly of the capitalization of $44,345 of interest on the secured convertible note payable, offset by interest income earned on short-term investments.
Net Loss
We incurred a net loss of $2,256,162 during the three months ended September 30, 2007, compared to a net loss of $3,492,782 for the three months ended September 30, 2006. A significant portion of our losses in both periods was comprised of non-cash or non-recurring expenses, including depreciation and amortization, stock-based compensation and the value of shares earned or issued for services received. During the three months ended September 30, 2006, we also recorded a non-recurring inventory write-off of approximately $1,000 due to the sale of our signage business. Our net loss before such items amounted to $905,055 for the three months ended September 30, 2007 compared to $384,894 for the three months ended September 30, 2006. We expect losses to continue for the remainder of 2007 as we continue to focus our resources on growth through increased sales in our event marketing and stock market simulation segments and focused marketing and continued development of our stock market simulation segment.
Commitments And Contractual Obligations
Set forth below is a summary of the approximate amounts due and committed under contractual cash obligations at September 30, 2007:

		Due in less	Due in	Due in	Due after
	Total	than 1 year	1-3 years	3-5 years	5 years

Operating leases	$523,000	$195,000	$320,000	$8,000	$—
Employment agreements	$1,545,000	$904,000	$641,000	$—	$—
Consulting and service agreements	$515,000	$360,000	$155,000	$—	$—

Total contractual cash obligations	$2,583,000	$1,459,000	$1,116,000	$8,000	$—

Liquidity and Capital Resources
We continue to experience negative cash flow from operating activities as we continue to invest in the development and promotion of our stock market simulation segment. As of September 30, 2007, we had a working capital deficit of $1,888,031, including cash and cash equivalents of $543,279, compared to working capital of $2,520,060, including cash and equivalents of $2,804,544 at December 31, 2006. The decrease in working capital resulted from the use of cash to partially finance the acquisition of Stock-Trak, our operating loss and growth initiatives.

Net cash used in operating activities was $2,317,856 for the nine months ended September 30, 2007 compared to $1,273,270 for the nine months ended September 30, 2006. The use of cash during both periods was to finance our operating loss.
Net cash provided by financing activities was $2,570,000 for the nine months ended September 30, 2007 compared to $1,010,000 for the nine months ended September 30, 2006. We realized $2,100,000 from secured convertible note financing and net proceeds of $490,000 from the issuance of common stock and warrants during the nine months ended September 30, 2007. We also repaid a $20,000 line of credit used by Stock-Trak. During the nine months ended September 30, 2006, cash provided by financing activities consisted of $1,010,000 from loans payable which were repaid in the fourth quarter of 2006 with proceeds received from the sale of our signage business.
Net cash used in investing activities was $2,518,976 during the nine months ended September 30, 2007 compared to $447,523 provided by investing activities during the nine months ended September 30, 2006. We used $1,945,118 to acquire Stock-Trak in January 2007 and invested $503,767 in software development related to our stock market simulation contests. We also acquired $70,091 of property and equipment during the nine months ended September 30, 2007 in connection with moving our head office and supporting an increase in the number of employees hired to support our growth. During the nine months ended September 30, 2006, a $455,030 loan receivable previously provided to a sub-contract manufacturing partner was collected in full and $7,507 of property and equipment was acquired.
Between November 2006 and March 2007, we raised gross proceeds of $4.8 million through the sale of 2,400,000 units consisting of 2,400,000 shares of common stock and warrants to purchase 1,200,000 additional shares of common stock. The warrants are immediately exercisable at $2.50 per share and terminate two years from the date of grant. In November, 2007 the warrants were surrendered together with a general release in favor of the Company in exchange for the issuance of 5,600,000 shares of common stock.
On March 23, 2007, we issued a secured convertible note in the principal amount of $2,100,000. The note accrues interest at the rate of 8% per annum payable at maturity, is convertible at anytime at the option of the holder into shares of our common stock at a conversion price of $2.50 per share, and is secured by all of our assets. The convertible note is due the earlier of (i) September 23, 2008, (ii) upon an event of default, or (iii) at the option of the holder, in the event that we raise an aggregate of $7,000,000, either through the issuance of debt or equity or any combination thereof. We may prepay the note at anytime without penalty.
In October 2007, we secured approximately $251,000 in bridge financing, $151,000 of which was received in Canadian funds (Cdn — $150,000) and $100,000 of which was received in U.S. funds. The loans are unsecured and bear an interest rate of 7.5% per annum. Both principal and interest are repayable upon the closing of our next significant round of financing.

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
As of the date of this report, we have cash resources of approximately $265,000. We currently use approximately $300,000 per month to conduct operations and expect this amount will increase based on increased salary expenses, research and development costs, and marketing expenses associated with our current and proposed businesses. We believe that sales will continue to increase and contribute cash in fiscal 2007 and we have flexibility to adjust the level of research and development, marketing and selling and administrative expenses based on the availability of resources.
Based on our current cash position, projected cash receipts, expenditures and level of operations, we believe we need to raise additional funds to support our operations over the next twelve months. The amount of funding will be determined by many factors, some of which are beyond our control, and we may require funding sooner than currently anticipated or to cover unforeseen expenses. We expect to raise any additional funding through the issuance of debt or equity securities. The sale of additional equity securities will result in dilution to our shareholders. We have no commitment for additional funding and can provide no assurance that such funding will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when and if they are needed or if such funds cannot be obtained on terms acceptable to us, we may be required to delay or scale back our operations, which could delay development of our stock simulation contests and could adversely affect our ability to generate future revenues.
Off-Balance Sheet Arrangements
As of September 30, 2007, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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
There were no changes in internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

We have a history of losses, have yet to begin generating positive cash flows from operations and our auditors have raised substantial doubt about our ability to continue as a going concern. We have experienced net losses in each fiscal quarter since our inception and as of September 30, 2007, had an accumulated deficit of $44.9 million, a working capital deficit of $1.88 million, and net stockholders’ equity of $1.73 million. We incurred net losses to common shareholders of approximately $7.76 million during the nine months ended September 30, 2007 and approximately $9.1 million during the year ended December 31, 2006. As a result of these conditions, the report of our independent accountants issued in connection with the audit of our financial statements as of and for our fiscal year ended December 31, 2006 contained a qualification raising a substantial doubt about our ability to continue as a going concern. While we expect that our cash flows from operations will improve during the remainder of 2007 and our net losses from operations will decrease during the remainder of the year, we can provide no assurance that these expectations will be met. As a result, we may continue to generate losses and negative cash flows from operations for the foreseeable future.
In order to execute our business plan or cover expenses in connection with unforeseen events, we will need to raise additional capital which may not be available on terms acceptable to us, if at all. In order to execute our current business plan and support future growth, we will need to raise additional capital. The amount of funding required will be determined by many factors, some of which are beyond our control, and we may require such funds sooner than currently anticipated or to cover unforeseen expenses. We expect that any such funding would be raised through sales of our equity securities or issuances of debt. When raising additional funding, general market conditions or the then-current market price of our common stock may not support capital raising transactions. We have not made arrangements to obtain additional financing and we can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all. If we cannot raise funds when they are needed or if such funds cannot be obtained on acceptable terms, we may not be able to (a) pay our costs and expenses as they are incurred; (b) create or manage new stock market simulation contests; (c) execute our business plan; (d) take advantage of future opportunities or; (e) respond to competitive pressures or unanticipated requirements. In the extreme case, we may be forced to liquidate the Company. This may seriously harm our business, financial condition and results of operations.
We are an early stage company with an unproven business model which makes it difficult to evaluate our current business and future prospects. We are an early stage company introducing new services and technologies. We entered the event marketing industry in 2005 and acquired Stock-Trak in January 2007. Prior to that time, we engaged in relatively limited operations due to our lack of available capital. Accordingly, we have only a limited operating history and have not generated a material amount of revenue upon which to base an evaluation of our current business and future prospects. In addition, although we have launched beta versions of our stock market simulation contest, we are continuously upgrading, developing and promoting our contest offerings, and expect to complete an upgraded version of our contest platform commercially in the first quarter of 2008. Although our executive management team has substantial experience in developing and managing businesses, we have never developed or offered such a technology and there can be no assurance that we will be able to successfully develop and market such technology. As a result, we have very limited historical data and the revenue and income potential of our business is unproven. If we are unable to continue to provide reliable and cost efficient services to our existing customers and increase the size of our business, we may be unprofitable or, in the extreme case, forced to cease operations. Before purchasing our common stock, you should consider an investment in our common stock in light of the risks, uncertainties and difficulties frequently encountered by early-stage companies in new and evolving markets such as ours, including those described herein. We may not be able to successfully address any or all of these risks. Failure to adequately address such risks would have a material adverse effect on our financial condition and results of operation and could cause our business to fail.
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
Foreign currency risk. Our revenues are predominately denominated in U.S. dollars but certain salaries and overhead costs are payable in Canadian dollars. Accordingly, we are subject to currency risk and unfavorable changes in the exchange rate may adversely affect our operating results. We do not currently use derivative instruments or foreign currency contracts to reduce our exposure to foreign currency risk. Although we do not believe that the risks relating to foreign currency fluctuations are material to our business, we continually monitor the risk and, depending on the nature, amount and timing of foreign currency transactions, we may, in the future, enter into foreign currency contracts to mitigate the risk.
Credit risk. We manage our credit risk with respect to accounts receivable by dealing primarily with large creditworthy customers and by billing whenever possible in advance of rendering services or making commitments. We believe that we are not subject to significant concentration of credit risk. As of September 30, 2007, we had one customer who represented approximately 8.6% (December 31, 2006 – 8.5%) of consolidated accounts receivable.
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
Our failure to adequately protect our Wall Street Survivor brand and other intellectual property could have an adverse effect on our business. Intellectual property is important to our success. We generally rely upon confidentiality procedures and contractual provisions to protect our business, proprietary technology and Wall Street Survivor brand. Our general policy is to enter into confidentiality agreements with our employees and consultants, and nondisclosure agreements with all other parties to whom we disclose confidential information. We have three valid service marks in place for our Stock-Trak brand. “Stock-Trak” was registered in 1993, “SMS Stock Market Simulations” was registered in 2002 and Stock|Trak was registered in 2007. We have also received trademark registration for Wall Street Survivor in Canada and have applied for additional trademark registration for our Wall Street Survivor brand. In addition, we may apply for legal protection for certain of our other intellectual property in the future.

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
Risks Associated With Our Industry
General economic conditions. The outdoor signage media industry is cyclical and as a result it is subject to downturns in general economic conditions and changes in client business and marketing budgets. A significant portion of our business is with large multinational businesses, which are less impacted by downturns in the economy. In an effort to offer our clients services on a North American scale, and to manage our exposure to broad economic conditions, we have diversified our event marketing revenue geographically, by operating events across North America, mainly within the United States of America. Our stock market simulation services, through both its educational and corporate markets, provide, and our new interactive stock market fantasy portal is expected to provide, further diversification of our revenue sources.

Changes in regulations and policies regarding internet gaming could harm our business. There are a variety of state and federal laws and regulations governing internet gaming, including the Internet Gambling Enforcement Act of 2006. Although we believe that our skill- based stock market simulation contests are outside the scope of most of these regulations, any changes in existing laws, rules or regulations or in the interpretation of such laws, rules or regulations, could restrict, condition or limit our current and proposed internet activities, or result in the imposition of substantial fines or other regulatory penalties. Any of the forgoing could have a significant adverse effect on our business, financial condition and results of operations.
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
Future sales of our common stock may cause our stock price to decline. As of the date of this report, we have 55,114,749 shares of common stock outstanding. Of this amount, 39,298,967 are freely tradable without restriction or further registration under the Securities Act, unless the shares are purchased by our affiliates. The remaining 15,815,782 shares of common stock outstanding are “restricted securities” as that term is defined under Rule 144 of the Securities Act. In October 2007, we granted stock options to executive officers, directors and advisors outside the terms and conditions of our 2007 Stock Incentive Plan. Holders of such stock options are subject to lock-up agreements as more fully described in Form 8-K filed October 18, 2007. Except for the foregoing, none of our directors, executive officers, or employees are subject to lock-up agreements or market stand-off provisions that limit their ability to sell shares of our common stock. In addition, none of our outstanding shares are subject to lock-up agreements or market stand-off provisions. The sale of a large number of shares of our common stock, or the belief that such sales may occur, could cause a drop in the market price of our common stock.
We may need to raise additional funds in the future, and such additional funding may be dilutive to stockholders or impose operational restrictions. We are authorized to issue up to 200,000,000 shares of common stock and 10,000,000 shares of preferred with such rights, designations and preferences as our board of directors may determine. We will be required to raise additional funds in the future to sustain our operations. Our board of directors can issue additional shares and set the terms of future offerings of our securities without further action by our stockholders. We expect to raise such funds through sales of shares of our common stock or securities convertible into shares of our common stock, as well as issuances of debt. Such additional financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants which may limit our operating flexibility. If additional capital is raised through the issuances of shares of our common stock or securities convertible into shares of our common stock, the percentage ownership of existing stockholders will be reduced. These stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

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
Item 5. Other Events.
The information set forth below is included herewith for the purpose of providing the disclosure required under “Item 3.02 Unregistered Sales of Equity Securities” of Form 8-K.
Between November, 2006 and March, 2007 we raised gross proceeds of $4,800,000 in a private placement transaction in exchange for the issuance of 2,400,000 shares of common stock and warrants to purchase an additional 1,200,000 shares of Common Stock at an exercise price of $2.50 per share. On November 12, 2007, we issued 5,600,000 shares of common stock to the investors who participated in the forgoing private placement transaction in exchange for the cancellation of the 1,200,000 warrants previously issued, a general release in favor of the Company, and general releases in favor of the Company from all persons to whom such investors transferred any of the shares purchased in the previous offering. The 5,600,000 shares were issued to two accredited investors in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act, without the payment of underwriting discounts or commissions to any person.

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

NEUTRON ENTERPRISES, INC.
Date: November 13, 2007	/s/ Rory Olson
Rory Olson
Chief Executive Officer

Date: November 13, 2007	/s/ Mitchell Rosen
Mitchell Rosen, C.A.
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended