Form 10-K
period 2007-12-31
Stock-Trak Group, Inc.
filed 2008-03-28
CIK 1135140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended:	December 31, 2007

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from	_________ to __________.

Commission File Number:	000-52154

Stock-Trak Group, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0338100
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
3500 De Maisonneuve West 2 Place Alexis Nihon Suite 1650 Montreal, Quebec, Canada	H3Z 3C1
(Address of Principal Executive Offices)	(Zip Code)

(514) 871-2222
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Name of Each Exchange
Title of Each Class	On Which Registered

None	N/A

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value per share
(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐     Accelerated Filer ☐

Non-Accelerated Filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant on June 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the last sales price of the registrant’s common stock as reported on the OTCBB was $39,571,799.

As of March 25, 2008, 69,952,749 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” or “believe” or the negative thereof or any variation thereon or similar terminology.

Such forward-looking statements are made based on management's beliefs, as well as assumptions made by, and information currently available to, management pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Such statements are not guarantees of future performance or events and are subject to known and unknown risks and uncertainties that could cause the Company's actual results, events or financial positions to differ materially from those included within the forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the availability of capital resources, our limited operating history, our ability to execute our business plan, our ability to attract and retain customers and qualified technical, selling and marketing and managerial personnel, customer acceptance and satisfaction with our event marketing services and stock market simulation services, changes in applicable laws and regulations, changes in the securities or capital markets, statements of assumption underlying any of the foregoing, and other factors disclosed under the caption “Risk Factors” in Item 1A below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below.

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

Unless otherwise indicated or the context otherwise requires, all references to “Stock-Trak Group,” the “Company,” “we,” “us” or “our” and similar terms refer to Stock-Trak Group, Inc. (formerly Neutron Enterprises, Inc.) and our subsidiaries.

Development

We were incorporated on December 28, 2000 under the laws of the State of Nevada to operate an online web-based heavy equipment marketing company. The business plan was unsuccessful due to the competitive nature of the industry and a commercial downturn in use of the internet for the purchase of costly heavy equipment.

On December 15, 2004, we acquired certain assets of The DVT Group and Elumalite Technologies, which together with our business development activities, transitioned us into an operating company. In January 2005, we acquired certain assets of Sharp Marketing & Associates Ltd. for consideration of 500,000 exchangeable shares of one of the Company’s wholly-owned subsidiaries, Neutron Media Inc. and a cash payment of $100,000. These assets provided us with a platform to display and sell advertising on fixed and mobile screens, a business that we currently operate as our event marketing segment.

During the third quarter of 2006, our new management team completed its initial evaluation of our business, assets, prospects and opportunities. As a result of this evaluation, we decided to sell certain assets, continue the operation and expansion of our event marketing segment, and pursue a new business opportunity by developing and marketing skill-based stock market simulation contests distributed via the internet. In furtherance of this plan, we sold the assets related to our signage business to a company owned by Michael Singh, who formerly served as the director of global sales of our Neutron Media Inc. (formerly DSBN) subsidiary. Under the terms of the agreement, we received a lump sum payment of $725,000, less legal fees of $19,000, are entitled to receive ongoing royalties based on sales by the signage business for a term of eight years, have the right to participate in future sales of digital signs identified by the buyer, and Mr. Singh and other members of the signage sales group resigned as employees of the Company. The assets sold included our inventory of signs, the assumption of the existing warranty on products sold, and a $450,000 note issued in connection with a loan we made to a Chinese factory. The proceeds of the sale were used in part to repay part of our obligations to Geneva Capital Trust under a March 30, 2006 secured note.

On January 3, 2007, we acquired Stock-Trak, Inc. (“Stock-Trak”), an Atlanta, Georgia based provider of stock market simulation software and services to the education and corporate markets, in consideration of 647,249 shares of common stock and a cash payment of $1,928,476. The primary assets of Stock-Trak consist of trade receivables, goodwill, technology, trade names and customer relationships.

Effective January 25, 2008, we changed our name from Neutron Enterprises, Inc. to Stock-Trak Group, Inc.

Overview

We currently operate in two distinct segments: (i) event marketing; and (ii) stock market simulation services for the educational, corporate and consumer markets. Leveraging our existing stock market simulation platform and the experience of our management team, we have developed and are promoting online skill-based stock market simulation contests.

Event Marketing. Our event marketing segment is operated by our wholly-owned subsidiary, Neutron Media Inc. (“Neutron Media”). This segment generates revenue through advertising, marketing and brand messaging sales at premium locations and special events throughout the United States of America. The event marketing segment leverages strategic partner relationships with organizers of high profile events to offer advertisers branding opportunities via permanent or event driven installations. Outdoor digital signage solutions empower the advertiser with the ability to enrich the customer experience, build brand awareness and loyalty, and drive bottom-line results. Advertisers benefit from the ability to place their ads on giant light emitting diode (LED) screens positioned in high traffic venues targeting millions of consumers where and when they make their purchase decisions and brand choices.

Stock Market Simulation Services and Contests. Our stock market simulation services segment is operated by our wholly-owned subsidiaries, Stock-Trak and Neutron Media (through its Wall Street Survivor division).

We are an Internet-based, comprehensive stock market simulation software and services company with offices in Atlanta, Georgia and Montreal, Quebec, Canada, serving the educational, corporate and consumer markets. We provide stock market simulations that allow our users to practice trading all types of securities, including stocks, options, futures, mutual funds, bonds and more. Originally conceived by Stock-Trak in 1990 as an educational tool for college students taking business and finance classes, the business grew to also offer branded stock market simulation solutions for corporate and educational organizations interested in offering stock market simulations to their customers, employees and students.

During the fourth quarter of 2006, we announced our intention to develop and promote online, direct-to-customer, skill-based stock market simulation contests. Wall Street Survivor, a division of Neutron Media, operates this business. We have developed and are promoting a sophisticated, comprehensive, community oriented, interactive, prize-based multiplayer financial web portal to: (i) serve as a source of financial information and tools for investors; (ii) conduct stock market performance contests in which participants compete in real-time for cash and other prizes; and (iii) serve as a destination for providers of financial and other services to market their services to users of our website. During 2007, we generated advertising revenues from Wall Street Survivor. Going forward, we expect to generate revenue from sponsorships, advertising and sales of premium content. In pursuit of this model, we acquired Stock-Trak and have developed what we believe is the most advanced and comprehensive stock market simulation software currently available.

On April 23, 2007, we launched the alpha version of our “Wall Street Survivor” stock market simulation competition, which ran from April 23, 2007 to May 31, 2007. Contestants competed to win $10,000 in cash and prizes and were offered “Survivor Loyalty Points” redeemable for prizes by providing us with comments and feedback on all aspects of our site and completing our surveys. 66% of registered users became active players, despite very limited marketing and prize money. The average user spent approximately 10 minutes on the site, with more than 81% of the visitors returning. The wallstreetsurvivor.com web site was available more than 99.9% of the time, suggesting a robust platform.

On June 4, 2007 we launched the beta version of our “Wall Street Survivor” stock market simulation competition, which ran from June 4, 2007 until July 27, 2007. The prize pool was increased from the $10,000 prize pool offered in the alpha launch to $25,000. In addition, the “Survivor Loyalty Points” program was slightly adjusted to offer additional points to anyone who referred a friend to our competition. Despite very limited marketing, we experienced significant increases in participation, number of visitors, page views and time spent on the site. As a result of the significant increase in traffic, on September 6, 2007 we announced that our Alexa ranking, over the past three months, increased by approximately 137,000 places, with our three month average ranking coming in at 92,687. The wallstreetsurvivor.com web site was ranked in the top 68,000 web sites by Alexa during the week prior to the announcement. Total contest participants increased by 407%, resulting in 12,547 participants. The total number of trades executed increased 169%, indicating a high level of participation. The total number of visitors to the contest site increased to approximately 187,000, up more than 25-fold from the previous contest. The total number of page views rose by 461% to more than 1.8 million. Minutes per user visit spent on the site increased by 12% to an average 13.47 minutes.

On August 1, 2007, we launched the third installment of our “Wall Street Survivor” stock market simulation competition, which ran from August 1, 2007 to September 28, 2007 and offered another $25,000 in cash and prizes. On October 3, 2007, we announced that this contest attracted 22,223 participants which generated 17,500 active players, representing a 68% increase from the previous competition completed in July 2007. In addition to strong participation, the number of trades completed increased 135%, demonstrating a high activity rate by contestants. The number of page views more than doubled compared to the previous competition. Despite very limited marketing, the number of unique visits increased 52% to 352,734.

We launched our fourth installment of our “Wall Street Survivor” stock market simulation competition on October 1, 2007. This competition ran through December 14, 2007, offered another $25,000 in cash and prizes, and generated in excess of 25,000 active players, representing a 45% increase from the previous competition completed in September. In addition to strong participation, the number of trades completed increased by 170%, demonstrating a high activity rate by players. The number of page views more than doubled compared to the previous competition.

The fifth installment of our “Wall Street Survivor” stock market simulation contest was launched January 2, 2008 and runs until April 25, 2008. We have increased our prize pool for this competition to $50,000, including $28,000 in luxury train trips to be awarded to the “Best Overall Trader” and “Best Overall Investor”, as further defined in our contest portal.

Throughout September and October 2007, we announced various contracts with major corporations in the securities and financial-related industries, including Scotia McLeod and eFinancialCareers.com whereby we were contracted to provide branded stock market simulation sites as further described under “Principal Products and Services” below. In addition, we announced a promotional and licensing agreement with The Motley Fool, Inc. (“TMF”) whereby TMF promoted our stock market simulation contests through its web site and alerts to its subscribers. In consideration thereto, the Company integrated TMF content onto our web sites.

Recently, Credential Direct, a division of Credential Securities Inc, agreed to act as a prime sponsor for a project in partnership with Canwest and The National Post. This will be a nationally marketed stock market simulation contest, heavily promoted in the National Post, Global TV and all their local daily newspapers. This tournament is expected to launch in the third quarter of 2008.

Principal Products and Services

The following describes the principal services offered by our event marketing segment:

Out-of-Home and LED “Super Screen” Event Marketing. We provide advertising, marketing and brand messaging sales on innovative fixed and mobile LED screens and custom content for outdoor, broadcast quality messages at major events and high traffic areas including the CBS Screen in Times Square, New York, the CVS Pharmacy’s Superscreen on Las Vegas Blvd., the Fort Lauderdale Air & Sea Show, the Los Angeles County Fair, and the Detroit Auto Show, among others.

The following describes the principal products and services that we currently offer through the stock market simulation segment of our business:

Stock Market Simulation Services for Students and Individuals. We provide stock market simulations that allow users to practice trading all types of securities, including stocks, bonds, mutual funds, futures, spots, options, future options and international stocks for educational and other purposes. Our simulations allow college professors, students and individual investors to practice trading for educational and other purposes. They also provide educational resources, links to top investment sites, newsletters, and tutorials to help students and interested individuals learn about the stock market and to develop or improve their trading skills. Fees charged to users for use of the simulations vary based on parameters including the length of the trading period and any requested additional customization requested by the users.

Branded Stock Market Simulation Sites. As a leader in developing stock market simulations, we also build branded stock market trading simulations for financial institutions, universities and high schools, media companies and other corporate customers engaged in financial-related industries. Institutions can train employees, provide clients with opportunities to test trading strategies, create further interest in investing, or use the trading platform for customer retention and promotion. These branded sites are designed to help improve the performance of employees, students and novice traders. We now run in excess of 50 branded stock simulation sites for our customers. Revenue earned from such services are related to both the development of the site and access to and maintenance of the site over the agreed upon term.

Wall Street Survivor. Wall Street Survivor offers online stock market simulation contests in a highly realistic, comprehensive, interactive, community-oriented, real-time stock trading environment. Members manage their own fantasy portfolio and execute trades in ‘real-time’, risk free, while competing with our community of investors and traders for cash and other prizes. Our “permanent portfolio” feature allows members to continue to manage their portfolio on an ongoing basis. Wall Street Survivor aims to help traders and investors of all levels master the market by executing trades in real-time and taking charge of their financial future by sharpening their investment skills and strategies while competing in highly entertaining contests. Our collaborative social networking platform offers members the opportunity to exchange valuable ideas and strategies with an extensive and dynamic community of financial traders, investors, peers and friends. Wall Street Survivor also provides its members with access to a comprehensive research center, where they can select and review a vast array of market data, charts, earnings calendar, a watchlist, as well as news and other research tools designed to broaden their market knowledge and confidence and allow them to make informed trading and investment decisions in a risk-free environment. In 2007, we earned revenues from advertising on our Wall Street Survivor site. Going forward, we expect to generate revenues through advertising, sponsorships and sales of premium content.

Strategy

Our strategy is to continue to sustain and expand our position as a provider of unique event marketing advertising services and to execute a strategy to both grow our stock market simulation services to the corporate and educational markets and to further monetize our Wall Street Survivor contest portal. We intend to become a leading global provider of web-based, interactive consumer entertainment, business and educational stock market simulation products through proprietary development and licensing.

Key elements of our strategy are as follows:

Organization.

General. During the third quarter of 2006, we sold the assets related to the signage business and focused our efforts on the event marketing and stock market simulation segments. In connection with the sale, all employees involved primarily in the signage business resigned.

On June 26, 2006, we retained new management to lead our redirected strategies. Specifically, we retained Rory Olson, Mitchell Rosen and Mark Wolinsky to serve as our Chief Executive Officer, Executive Vice President and Chief Operating Officer, respectively. Effective April 30, 2007, Mitchell Rosen was also appointed Chief Financial Officer. Each member of our management team has substantial experience in managing growth-oriented companies. In connection with our acquisition of Stock-Trak, we retained Mark Brookshire, the founder of Stock-Trak. Mr. Brookshire initially served as President of Stock-Trak and now serves as Vice President of Sales, Branded Simulations and Education. We believe his continued involvement will not only help ensure the success of this division, but his experience and expertise in the stock simulation market will be instrumental in the further growth, development and distribution of Wall Street Survivor.

Stock Market Simulation Services. Throughout 2007, we continued to hire a number of employees, notably in the software development, technology, marketing and finance and administration departments to support our growth in our stock market simulation segment. We continue to integrate the operations serving the corporate and educational market, previously managed solely by Stock-Trak, with the operations serving the consumer market through Wall Street Survivor in an effort to reduce redundancies and inefficiencies. Our strategy is to establish and maintain an experienced, innovative and knowledgeable team of employees to support our growing operations while also focusing on cost control. We have recently negotiated salary reductions with our executives and certain senior managers in an effort to further reduce costs.

Event Marketing. In our event marketing segment, we continually monitor both the size of our sales force and any related commission or bonus packages in an effort to motivate our sales force with a view to increasing both sales and profitability. We pay our sales force primarily by way of commission and bonuses. Accordingly, we expect that any increase in commission or bonus expense will be offset by a related increase in revenues.

 Management Process. Throughout 2007, we continued to refine our management process. This process provides executive review of each project at all critical phases. The goal is to ensure that our services are competitive in terms of both pricing and quality and are in line with our goals and objectives. With respect to the continued promotion and development of Wall Street Survivor, executive review at each key phase of the development, enhancement and testing processes are performed to ensure a quality portal and to minimize unforeseen delays or costs. Executives are also actively involved in the daily operations and strategic business decisions throughout all of our operating segments. Throughout 2007, we refined our budgeting processes and continued to focus on controlling overhead and expenses through the setting of corporate policies and continuous executive scrutiny and review of expenses.

Business Relationships.

Event Marketing. In the event marketing division, we currently maintain well-established relationships with advertisers and organizers of major events.

Stock Market Simulation Services. In our stock market simulation segment, we maintain relationships with high schools, colleges and universities and well-established corporations and financial institutions such as Options Xpress, E-Trade, Canwest Global Communications Corp. and Scotiabank. We also maintain relationships with key partners such as McGraw-Hill Publishers who include Stock-Trak coupons or word problems in many of their investment textbooks, ComStock and Thomson Financial LLC, leading internet content and data providers who provide quote and other financial information on our web pages, as well as The American Stock Exchange, NYSE Market Inc., Quote Media and The Wall Street Journal.

Selling and Marketing

Event Marketing. We market and sell our event marketing services through our direct sales force and administrative offices based in Mississauga, Ontario, Canada. Our sales and marketing strategy is to secure orders for our services by direct sales using an established channel of existing relationships with advertisers and organizers of high profile events in the United States of America. We focus on selling advertising space in venues located in high traffic areas such as the CBS screen in Times Square, New York. We also keep current on corporate America’s advertising tactics and culture, new product launches, mergers and acquisitions, and new product development. We also monitor select corporate press releases to identify potential new customers or opportunities.

Stock Market Simulation Services. Through our stock market simulation segment, we serve the corporate, educational and consumer markets. Our target market in the educational sector includes high schools, colleges and universities worldwide. Our target market for the corporate sector includes financial institutions, Fortune 500 companies, publishers, media companies and corporations in the financial-related sector.

Wall Street Survivor is targeted to the consumer market, including stock market enthusiasts and others with an interest in on-line social networking communities and skill-based contests. The site is designed to serve everyone from novice to seasoned traders and investors. We use various advertising mediums such as Google, Yahoo and MSN to create awareness of our site and to attract both users and advertisers. We have also partnered with Giant Step Advantage and Tribal Fusion and The National Post/Canwest Global Communications Corp. to further attract users and advertisers to increase revenue and profitability.

Competition

General. Some of our current and potential competitors in the event marketing and stock market simulation businesses have longer operating histories and significantly greater financial, technical, marketing, administrative and other resources than we do. They may have significantly greater name recognition, established marketing relationships and access to a larger installed base of customers. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to design customized products and services to better address customer needs. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse affect on our business, financial condition and results of operations.

Event Marketing. Typically, in the event marketing segment, we face numerous competitors. We identify our competition to be anyone that provides any source of advertising mediums, whether it be through television, radio, newspaper or billboards. Although other companies do offer advertising on outdoor LED screens, since we focus solely on this type of advertisement, we have developed expertise in the area which we believe gives us a competitive advantage over less specialized competitors. Because we target advertising space in high traffic areas, we are able to provide customers with what we believe to be a cost-effective means of advertising in comparison to other advertising mediums, such as television, radio and newspaper. Many of our current and potential competitors are focused on designing and implementing innovative new methods of display signage. It is possible that alternate technologies and systems that would be directly competitive with our services have been developed but are unknown to us. Such products may also currently be in development, and may be developed by others in the future.

We believe we compete primarily on the quality and location of the screens we provide, our ability to sell and produce effective advertising messages, the ability to meet customer needs to differentiate their products, and our strong relationships with event organizers which enable us to secure recurring contracts at high-profile events and screens year after year.

Stock Market Simulation Contests. With respect to Wall Street Survivor, we have identified competitors that include Yalicoo Virtual Trading, Bull Bearings, Virtual Trader.co.uk, Wall Street Challenge, Virtual Stock Exchange from Marketwatch, Fantasy Stock Market, Virtual Shares.Com and Investopedia Stock Simulator. Wall Street Survivor also competes with companies such as CNBC which hold online stock market simulation contests that, to date, have been held on a periodic basis and for a limited time frame with the primary goal of directing traffic to their web site.

The Wall Street Survivor business model is based on the monetization of our site. Our strategy is to exploit emerging revenue streams from an advertising network (running advertisements on our site’s real estate), as well as from sponsorships and sales of premium content. We believe that Wall Street Survivor’s reliable and robust platform combined with its ability to offer real-time trade executions, real-time streaming leaderboards, cash and other prizes, an integrated social networking platform and research center differentiate us from our competitors. Due to our experience in the stock market simulation business and the relationships we have established in this industry, we believe we have the expertise to deliver a premium quality web portal with extensive features to better meet the demands of investors, traders and novices interested in learning about the stock market.

Stock Market Simulation Services for the Educational Market. In the educational market there are several other stock market simulation providers that directly compete with us. Certain of these competitors, such as StocksQuest, Marketocracy and Young Money, offer a free, stocks only simulation. We believe these competing sites represent a limited competitive challenge because they offer unrealistic trading and reporting, lack the broad range of securities that we permit our participants to trade, and provide limited customer service to their users. We believe these competitors will not attract a large audience in the academic market.

Other competitors are fee-based, such as SMG, OTIS, and Bull Bearings, and follow a business model that is more similar to ours. However, these sites also lack the broad range of securities that we permit our participants to trade, generally charge higher fees than we do, and do not cater to the academic market. Although SMG poses a significant competitive challenge to us, particularly in the high school education market due to its alignment with the financial securities industry, it lacks many of the features that our high school sites offer. Several brokerage firms and exchanges in North America offer simulations to users that are planning to open real brokerage accounts. We do not believe these services compete with Stock-Trak’s core educational market.

Branded Stock Market Simulation Services. In the branded stock simulation market, we have benefited from a decrease in competition as several competitors have stopped offering branded simulations. We have also benefited from an overall increase in consumer demand for stock market education and an increase in advertising dollars that are being spent in the financial services area. These factors have resulted in an increase in business in 2007 which we believe will continue to be reflected in 2008.

Seasonality

Event Marketing. We have not experienced any significant seasonality trends to date in our event marketing segment, however, seasonality trends may occur in the future.

Stock Market Simulation Services. In the stock market simulation segment, the majority of our revenue is currently tied to the university, college and high school markets. As a result, a majority of the revenue is earned during the academic semesters from January to mid-May and then again from September to mid-December. We do not expect any seasonality in our stock market simulation contests.

Environmental Matters

We do not believe we are materially affected, nor do we expect to be materially affected, by the costs and effects of compliance with environmental laws.

Intellectual Property Rights and Proprietary Information

The development and exploitation of our intellectual property rights is a critical component of our continued business success. We currently rely upon internal security measures to ensure confidentiality, in addition to contractual provisions to protect components of our intellectual property portfolio. It is our general policy to enter into confidentiality agreements with our employees and consultants, and nondisclosure agreements with all other parties to whom we disclose confidential information. We have valid service marks in place for our Stock-Trak brand. “Stock-Trak” was registered in 1993, “SMS Stock Market Simulations” was registered in 2002, and “Stock | Trak” was registered in 2007. In connection with our name change, we have also registered Stock-Trak Group. We have also received trademark registration for our Wall Street Survivor brand. In addition, we may apply for legal protection for certain of our other intellectual property in the future. However, we can provide no assurance that we will receive such legal protection or that, if received, such legal protection will be adequate to protect our intellectual property rights.

Customers

Event Marketing. The target customers of our event marketing segment are corporate advertisers as well as government agencies and not-for-profit organizations mainly in the United States of America with an interest in leasing advertising space on giant LED screens in high traffic venues. Our digital signage displays are cost-effective solutions for advertisers in need of communicating their brand in a way that reaches a wide audience at minimal cost.

Stock Market Simulation Services for the Educational and Corporate Markets. The target customers of our stock market simulation segment serving the educational and corporate markets are universities, high schools, individual investors, financial institutions, media companies, and corporations involved in financial-related industries. Our current customers in the educational market include over 900 college and university professors, over 50,000 college and university students each year, and over 100,000 high school students each year. Stock-Trak also currently serves 80% of the top business schools in the United States. The corporate market includes financial institutions, universities, brokerage sites and online media properties. We have built customized stock trading simulation platforms for over 50 corporations involved in the financial and education industries. As part of our strategy to expand our sales globally and through our partnerships with global publishing partners, we intend to serve the market of top business schools and corporations involved in financial-related industries worldwide.

Stock Market Simulation Contests. Our stock market simulation contests are targeted at stock market enthusiasts and others with an interest in on-line social networking communities and skill-based contests. Addressable market includes active traders, stock brokers, day traders, employees within the financial services sector, students, owners of individual and corporate retirement plans, investors at large, and more generally anyone with a general interest in the stock market.

Research and Development

We have invested significant time and resources in developing the web portal used for our stock market simulation contests. Development costs consist of labor costs and consulting fees for employees and consultants directly involved with the development of our Wall Street Survivor portal and have been capitalized in our financial statements until the development stage has been completed. Such capitalized costs amount to approximately $812,000 and $177,000 as at December 31, 2007 and 2006, respectively.

Regulatory and Legislative Issues

We are subject to a variety of laws and regulations applicable to companies engaged in skill-based contests. In addition, various federal and state civil and criminal laws prohibit internet-based gambling. Because the nature of our services is relatively new and is rapidly evolving, we may not be able to accurately predict which regulations will be applied to our business and we may become subject to new or amended regulations.

On October 13, 2006, the Unlawful Internet Gambling Enforcement Act of 2006 became effective. This law prohibits financial institutions from transferring funds which could be utilized in connection with, or to facilitate, unlawful internet gambling and imposes civil and criminal penalties on persons that engage in the business of internet betting or wagering. Certain online games and fantasy sports are explicitly excluded from the definition of Internet gambling. The United States Department of Treasury and the Federal Reserve Board issued proposed regulations under the new law on October 1, 2007. As of the date of this report, final regulations have not been released. Although, based on legal research conducted, we do not believe the law applies to our operation of skill-based stock market simulation contests, future regulations, judicial interpretations or legislation could apply to our business.

In addition to federal law, all states have statutory and regulatory prohibitions on illegal gambling. These laws are generally focused on prohibiting betting on games of chance or the outcome of sporting events. Certain states prohibit, restrict or regulate contests, particularly with respect to payment of entry fees and the size and source of prizes to participants in such contests, and certain other states require registration of contests. Since our stock market simulation contests are skill-based activities, we believe that, based on legal research conducted, most state laws and regulations are inapplicable to our current operations.

Based on legal research conducted, we believe we are currently in compliance with all applicable state and federal laws and regulations related to our business. We continually monitor our activity and changes in such laws in order to ensure, to the best extent possible, that we remain in compliance with such laws. State and federal regulation of internet-based activity, including online gaming, is evolving and there can be no assurance that future legislation, regulation, judicial decisions, US Attorney, or state attorney general actions will not restrict or prohibit activities such as our stock market simulation contests. Such regulation would have a material adverse effect on our business and operations.

Employees

As of the date of this report, we have 34 employees, three employees directly serve our event marketing segment, five serve both our stock market simulation and event marketing segments, and the remainder serve principally our stock market simulation segment. Our employees are comprised of three executive officers, three senior managers, five employees involved in marketing, sales and business development, twelve involved in technology and operations, seven involved in customer service and support and four involved in finance, general and administrative. We also use outside consultants from time to time on an as needed basis for various services in our stock market simulation segment. In our event marketing segment, we also use independent contractors, particularly for sales. None of our employees are represented by a labor union, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

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

Risks Associated With Our Business

We have a history of losses, have yet to begin generating positive cash flows from operations and our auditors have raised substantial doubt about our ability to continue as a going concern. We have experienced net losses in each fiscal quarter since our inception and as of December 31, 2007, had an accumulated deficit of $52.54 million. We incurred net losses to common shareholders of approximately $15.39 million during the year ended December 31, 2007 and approximately $9.16 million during the year ended December 31, 2006. As a result of these conditions, the report of our independent accountants issued in connection with the audit of our financial statements as of and for our fiscal year ended December 31, 2007 contained a qualification raising a substantial doubt about our ability to continue as a going concern. While we expect that our cash flows from operations will improve during 2008 and our net losses from operations will decrease during the next six months, we can provide no assurance that these expectations will be met. As a result, we may continue to generate losses and negative cash flows from operations for the foreseeable future.

In order to execute our business plan or cover expenses in connection with unforeseen events, we will need to raise additional capital or renegotiate existing financing which may not be available on terms acceptable to us, if at all. We currently have a secured convertible note payable with a principal balance of $2.1 million which, in addition to accrued interest, will become due in September 2008. In order to execute our current business plan and support future growth, we will need to raise additional capital or renegotiate our existing financing facilities.  The amount of funding required will be determined by many factors, some of which are beyond our control, and we may require such funds sooner than currently anticipated or to cover unforeseen expenses. As a result, we will need to raise additional funds or renegotiate existing financing facilities during the next 12 months. We expect that any such funding would be raised through sales of our debt or equity securities. When raising additional funding, general market conditions or the then-current market price of our common stock may not support capital raising transactions. We have not made arrangements to obtain additional financing and we can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all. If we cannot raise funds when they are needed or if such funds cannot be obtained on acceptable terms, we may not be able to (a) pay our costs and expenses as they are incurred (b) create or manage new stock market simulation contests (c) execute our business plan (d) take advantage of future opportunities or (e) respond to competitive pressures or unanticipated requirements or in the extreme case, liquidate the Company. This may seriously harm our business, financial condition and results of operations.

We are an early stage company with an unproven business model which makes it difficult to evaluate our current business and future prospects. We are an early stage company introducing new services and technologies. We entered the event marketing industry in 2005. Prior to that time, we engaged in relatively limited operations due to our lack of available capital. In our stock market simulation segment, although Stock-Trak has over 18 years of experience in the industry, our stock market simulation contests, operating under Wall Street Survivor, only first launched in April 2007. Accordingly, we have only a limited operating history and have not generated a material amount of revenue upon which to base an evaluation of our current business and future prospects. Although our executive management team has substantial experience in developing and managing businesses, we have never developed or offered such a technology and there can be no assurance that we will be able to successfully develop and market such a technology. As a result, we have very limited historical data and the revenue and income potential of our business is unproven. If we are unable to continue to provide reliable and cost efficient services to our existing customers and increase the size of our business, we may be unprofitable or, in the extreme case, forced to cease operations. Before purchasing our common stock, you should consider an investment in our common stock in light of the risks, uncertainties and difficulties frequently encountered by early-stage companies in new and evolving markets such as ours, including those described herein. We may not be able to successfully address any or all of these risks. Failure to adequately address such risks would have a material adverse effect on our financial condition and results of operation and could cause our business to fail.

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

Risks in advertising. We may face liability claims that harm our reputation and adversely affect our sales and financial condition. Some of our services may be used for dishonest advertising.  The advertising may be displayed without our control. We may also be subject to lawsuits involving allegations of misuse of our services. Product liability insurance may become too costly for us or may become unavailable for us in the future.  We may not have sufficient resources to satisfy any product liability claims not covered by insurance which would materially and adversely affect our financial position.  Significant litigation could also result in a diversion of management’s attention and resources, and negative publicity.

Our continued growth could strain our personnel and infrastructure resources, and if we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan. We are experiencing rapid growth in our operations, which is placing, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. Our future success will depend in part upon the ability of our management to manage growth effectively. This may require us to hire and train additional personnel to manage our expanding operations. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our growth, we may be unable to execute our business plan.

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

Because competition for our target employees is intense, we may not be able to attract and retain the highly-skilled employees that we need to support our planned growth. To execute our growth plan, we must attract and retain highly-qualified personnel. We need to retain personnel primarily in online marketing, development, sales, customer service and administration. Competition for these personnel remains intense, especially for individuals with high levels of experience in the design, development and sales of sophisticated web-based software. We may not be successful in attracting and retaining qualified personnel. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we fail to attract new personnel or retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

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

Credit risk. We manage our credit risk with respect to accounts receivable by dealing primarily with large creditworthy customers and by billing whenever possible in advance of rendering services or making commitments. We believe that we are not subject to significant concentration of credit risk. As of December 31, 2007, we had one customer who represented 5.05% of consolidated accounts receivable.

Competitive pressures. Potential competitors may be more established and have substantially greater resources, greater and more highly-skilled staff, and many of them may have substantially greater experience in the marketing of their services. In addition, one or more of our competitors may have developed or may succeed in developing technologies and services that are more effective than any of ours, rendering our technology and services obsolete or noncompetitive.

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

Our failure to adequately protect our Stock-Trak and Wall Street Survivor brands and other intellectual property could have an adverse effect on our business. Intellectual property is important to our success. We generally rely upon confidentiality procedures and contractual provisions to protect our business, proprietary technology and Stock-Trak and Wall Street Survivor brands. Our general policy is to enter into confidentiality agreements with our employees and consultants, and nondisclosure agreements with all other parties to whom we disclose confidential information. We have valid service marks in place for both our Stock-Trak and Wall Street Survivor brands. However, we can provide no assurance that such legal protection will be adequate to protect our intellectual property rights. Any such legal protection we obtain may be challenged by others or invalidated through administrative process or litigation. As a result, our means of protecting our proprietary technology and brands may be inadequate. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Any such infringement or misappropriation could have a material adverse effect on our business, financial condition and results of operations.

International exposure.  International operations are subject to a number of risks inherent in operating in different countries. These include, but are not limited to risks regarding restrictions on repatriation of earnings and changes in the legal, political or economic conditions of a specific country or region, particularly in emerging markets. The occurrence of any of these events or conditions could adversely affect our ability to sell our services in various countries. Our operations could be harmed by factors including political instability, natural disasters, fluctuations in currency exchange rates and changes in regulations that govern international transactions. We expect to sell our stock market simulation services worldwide. The risks inherent in international trade may reduce our international sales and harm our business and the businesses of our customers and our suppliers. These risks include:

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

Risks Associated With Our Industry

General economic conditions. The outdoor signage media industry is cyclical and as a result it is subject to downturns in general economic conditions and changes in client business and marketing budgets. A significant portion of our event marketing business is with large multinational businesses, which are less impacted by downturns in the economy. In an effort to offer our clients services on a North American scale, and to manage our exposure to broad economic conditions, we have diversified our event marketing revenue geographically, by operating events across the United States of America. Our stock market simulation segment, through the educational, corporate and consumer markets, provides further diversification of our revenue sources.

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

Future sales of our common stock may cause our stock price to decline.  As of the date of this report, we have 69,952,749 shares of common stock outstanding. Of this amount, 39,382,300 are freely tradable without restriction or further registration under the Securities Act, unless the shares are purchased by our affiliates. The remaining 30,570,449 shares of common stock outstanding are “restricted securities” as that term is defined under Rule 144 of the Securities Act. Effective January 8, 2007, we entered into an agreement with our CEO whereby any shares released to him during 2007 would be subject to lock-up for a period of two years. In October 2007, we granted stock options to executive officers, directors and advisors outside the terms of our 2005 Amended Stock Plan and 2007 Stock Incentive Plan. Holders of such stock options are subject to lock-up agreements as more fully described in Form 8-K filed October 18, 2007. Except for the foregoing, none of our directors, executive officers, or employees are subject to lock-up agreements or market stand-off provisions that limit their ability to sell shares of our common stock. In addition, none of our outstanding shares are subject to lock-up agreements or market stand-off provisions. The sale of a large number of shares of our common stock, or the belief that such sales may occur, could cause a drop in the market price of our common stock.

We will need to raise additional funds in the future or renegotiate existing financing facilities, and such additional funding or refinancing may be dilutive to stockholders or impose operational restrictions. We are authorized to issue up to 200,000,000 shares of common stock and 10,000,000 shares of preferred stock with such rights, designations and preferences as our board of directors may determine. We will be required to raise additional funds or renegotiate existing financing facilities in the future to sustain our operations. Our board of directors can issue additional shares and set the terms of future offerings of our securities without further action by our stockholders. We expect to raise such funds through sales of shares of our common stock or securities convertible into shares of our common stock, as well as issuances of debt. Such additional financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants which may limit our operating flexibility. If additional capital is raised through the issuances of shares of our common stock or securities convertible into shares of our common stock, the percentage ownership of existing stockholders will be reduced. These stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

Our operating results may fluctuate significantly, and these fluctuations may cause our stock price to fall. The market price of our common stock has fluctuated significantly to date. In the future, the market price of our common stock could be subject to significant fluctuations due to general market and economic conditions and in response to our financial performance. Our operating results will likely vary in the future primarily as the result of fluctuations in our revenues and operating expenses. We expect to incur additional operating expenses in the future as we expand our selling and marketing activities related to our stock market simulation services, hire additional personnel, and comply with our SEC reporting requirements. If our results of operations do not meet the expectations of our shareholders or the investment community, the price of our common stock may decline. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have affected the market price of many small and micro-cap companies, and that have often been unrelated or disproportionate to the operating performance of companies

We do not pay dividends. We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future profits from operations to fund growth and do not expect to pay any dividends in the foreseeable future. Accordingly, investors who seek dividend income should not purchase our shares. The return, if any, from purchase of our shares will result from appreciation in the price of our shares.

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

We are not subject to certain of the corporate governance provisions of the Sarbanes-Oxley Act of 2002. Since our common stock is not listed for trading on a national securities exchange, we are not subject to certain of the corporate governance requirements established by the national securities exchanges pursuant to the Sarbanes-Oxley Act of 2002. These include rules relating to independent directors, director nomination, audit and compensation committees, retention of audit committee financial expert and the adoption of a code of ethics. Although three of our directors are considered independent and we have separately designated board committees, we are not in full compliance with such standards. Unless we voluntarily elect to fully comply with those obligations, which we have not to date, the protections that these corporate governance provisions were enacted to provide, will not exist with respect to the Company. While we may make an application to have our securities listed for trading on a national securities exchange, which would require us to fully comply with those obligations, we can not assure you that we will make such application, that we would be able to satisfy applicable listing standards, or if we did satisfy such standards, that we would be successful in such application.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal controls over financial reporting, and attestation of this assessment by our independent registered public accountants. The SEC has extended the compliance dates for smaller public companies, including us. Accordingly, the annual assessment of our internal controls requirement will first apply to this annual report and that the first attestation report of our assessment that our independent registered public accounting firm will need to complete will be required in connection with the preparation of our annual report for our fiscal year ending December 31, 2008, unless otherwise extended by the SEC. The SEC has proposed to extend the initial compliance date to December 15, 2009. Compliance with these rules has required us to incur increased general and administrative expenses and management attention. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. Although not anticipated, we may encounter problems or delays in completing activities necessary to make an assessment of our internal controls over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal controls over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

Item 2.	Properties.

We lease the following office space:

1. Our corporate headquarters and principal offices are located at 3500 de Maisonneuve West, 2 Place Alexis Nihon, Suite 1650 in Montreal, Quebec, Canada, where we lease approximately 5,800 square feet of space for a monthly rent payment of approximately Cdn$8,200. This lease expires on October 31, 2010. We sublet approximately 2,400 square feet.

2. Our events marketing operations are conducted at 450 Matheson Boulevard, Unit 67, Mississauga, Ontario, Canada, where we lease approximately 7,500 square feet office space for a monthly rent payment of approximately Cdn$5,200 which increases by approximately 3% annually over the remaining term of the lease. This lease expires on February 28, 2010. We sublet approximately half of this space.

3. Our Stock-Trak subsidiary is located at 3355 Lenox Road, Suite 800, Atlanta, Georgia, where we lease approximately 2,000 square feet of space for a monthly rent of approximately $2,700 which increases approximately 3% each year. This lease expires on June 30, 2009.

We believe that our office space is adequate to support our current operations and that adequate additional space is available to support projected growth in our operations over the next 12 months.

Item 3.	Legal Proceedings.

In 2005, we filed a complaint against Paul Frame in United States Federal District Court sitting in the Southern District of New York. In the suit, we are seeking to cancel 1,000,000 shares of common stock we issued to Mr. Frame in exchange for services that Mr. Frame agreed to provide to us. Mr. Frame never rendered these services to us. The litigation is ongoing.

Other than as set forth above, we are not a party to any other material legal proceedings. From time to time we may be involved in litigation relating to claims arising in the ordinary course of our business.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock currently trades on the OTC Bulletin Board under the symbol “STKG”. The following table sets forth the range of high and low bid prices for shares of our common stock on the OTC Bulletin Board for the periods indicated, as reported by Nasdaq. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Fiscal Year Ending December 31, 2007	High	Low

Quarter ended December 31, 2007	$0.65	$0.25
Quarter ended September 30, 2007	0.90	0.35
Quarter ended June 30, 2007	1.90	0.67
Quarter ended March 31, 2007	2.30	1.80

Fiscal Year Ending December 31, 2006	High	Low

Quarter ended December 31, 2006	$2.51	$2.10
Quarter ended September 30, 2006	2.52	1.86
Quarter ended June 30, 2006	2.55	1.56
Quarter ended March 31, 2006	3.05	1.95

The last price of the Company's common stock as reported on the OTC Bulletin Board on March 25, 2008, was $0.185 per share.

Holders

As of March 25, 2008, the number of stockholders of record of our common stock was 114. Based on our broker inquiry conducted in connection with the distribution of proxy solicitation materials in connection with our special meeting of shareholders on August 3, 2006, we believe there are a substantial number of additional beneficial owners of our common stock who hold their shares with their brokers in “street name”.

Dividends

We have not paid any cash dividends on our common stock to date, nor do we expect to pay any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to finance the operation and development of our business.

Recent Sales of Unregistered Securities

1. Between December 14 and December 31, 2007, we sold 2,136,000 units at a purchase price of $0.25 per unit resulting in gross cash proceeds of $534,000. The units consisted of 2,136,000 shares of common stock and warrants to purchase an additional 2,136,000 shares of common stock. Each unit consists of one (1) share of our common stock and a warrant to purchase one (1) share of our common stock at a purchase price of $0.35 per share. The foregoing securities were issued pursuant to an offering (the “Private Offering”) solely to accredited investors of up to 16,000,000 units consisting of 16,000,000 shares of common stock and warrants to purchase 16,000,000 shares of common stock. The warrants are immediately exercisable and have a term of two years. We have the option to call the warrants, in whole or in part, for $.01 per share if the market value of our common stock is equal to or greater than $0.75 per share for ten consecutive trading days. We have agreed to prepare and file with the Securities and Exchange Commission within 120 days from the close of our financing, being December 14, 2007, a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), permitting the public resale of the shares of common stock issuable upon exercise of the warrants issued in the offering. The units were sold in a private placement transaction solely to a limited number of accredited investors pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder, without engaging in any advertising or general solicitation of any kind.

2. In February 2008, we sold an additional 400,000 units in the Private Offering consisting of 400,000 shares of common stock and warrants to purchase an additional 400,000 shares for gross proceeds of $100,000. The terms of the warrants and the exemption from the registration requirements of the Securities Act under which these securities were issued are as described in the immediately preceding paragraph.

Item7.	Management’s Discussions and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist the reader in understanding our results of operations and financial condition. Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements beginning on page F-1 of this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to us on the date hereof, and, except as required by law, we assume no obligation to update any such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in Section 1A above captioned “Risk Factors” and elsewhere in this report.

Background

We were incorporated in 2000 to operate an online web-based heavy equipment marketing company. The business plan was unsuccessful due to the competitive nature of the industry and a commercial downturn in use of the Internet for purchase of costly heavy equipment. In December 2004, we acquired certain assets of The DVT Group and Elumalite Technologies, which together with our business development activities, transitioned us into an operating company. In January 2005, we acquired certain assets of Sharp Marketing & Associates Ltd. This provided us with a platform to display and sell advertising on outdoor LED screens, a business that we currently operate as our event marketing division.

During the quarter ended September 30, 2006, our new management team completed its initial evaluation of our business, assets, prospects, and opportunities. As a result of this evaluation, we decided to sell certain assets, continue the operation and expansion of our event marketing business, and pursue a new business opportunity by developing and marketing skill-based stock market simulation contests distributed via the Internet. In furtherance of this plan, we sold the assets related to our signage business to a company owned by Michael Singh, who formerly served as the Director of Global Sales of our Neutron Media (formerly DSBN) subsidiary and on January 3, 2007, we acquired Stock-Trak, Inc., an Atlanta, Georgia based provider of stock market portfolio simulation software and services to the educational and corporate markets.

Overview

We operate in two distinct segments: (i) event marketing; and (ii) stock market simulation services for the educational, corporate and consumer markets. Leveraging our existing stock market simulation platform and the experience of our management team, we have developed and are promoting online skill-based stock market simulation contests.

Event Marketing. Our event marketing business is operated by our wholly owned subsidiary, Neutron Media. This division generates revenue through advertising, marketing and brand messaging sales at premium locations and special events in the United States of America. Neutron Media leverages strategic partner relationships with organizers of high profile events to offer advertisers branding opportunities via permanent or event driven installations. Outdoor digital signage solutions empower the advertiser with the ability to enrich the customer experience, build brand awareness and loyalty, and drive bottom-line results. Advertisers benefit from the ability to place their ads on giant LED screens positioned in high traffic venues targeting millions of consumers where and when they make their purchase decisions and brand choices.

Stock Market Simulation Services. Our stock market simulation services business is operated by our wholly-owned subsidiaries, Stock-Trak and Neutron Media (through its Wall Street Survivor division).

We are an Internet-based, comprehensive stock market simulation software and services company with offices in Atlanta, Georgia and Montreal, Quebec, Canada, serving the educational, corporate and consumer markets. We provide stock market simulations that allow our users to practice trading all types of securities, including stocks, options, futures, mutual funds, bonds and more. Originally conceived by Stock-Trak in 1990 as an educational tool for college students taking business and finance classes, the business grew to also offer branded stock market simulation solutions for corporate and educational organizations interested in offering stock market simulations to their customers, employees and students.

During the fourth quarter of 2006, we announced our intention to develop and promote online, direct-to-customer, skill-based stock market simulation contests. Wall Street Survivor, a division of Neutron Media, operates this business. We have developed and are promoting a sophisticated, comprehensive, community oriented, interactive, prize-based multiplayer financial web portal to: (i) serve as a source of financial information and tools for investors; (ii) conduct stock market performance contests in which participants compete in real-time for cash and other prizes; and (iii) serve as a destination for providers of financial and other services to market their services to users of our website. We expect to generate revenue from sponsorships, advertising and sales of premium content. In pursuit of this model, we acquired Stock-Trak and have developed what we believe will be the most advanced and comprehensive stock market simulation software currently available.

Key Performance Indicators

Our key performance indicators are recognized revenue and deferred revenue.

Event Marketing. For our event marketing segment, we recognize revenue as the related advertising is aired. Deferred revenue results when we sell advertising in advance of the airing of the advertising.

Stock Market Simulation Services. For our stock market simulation segment, the majority of our revenues are currently tied to the educational market and, therefore, the majority of revenue is earned during the academic semesters from January to mid-May and then again from September to mid-December. Deferred revenue results when we sell in advance of our services being performed. Wall Street Survivor currently generates revenue from advertising and we expect future revenues to be generated from advertising, sponsorships and sales of premium content. We are uncertain as to the timing of future revenues but do not expect them to be subject to any seasonality.

Outlook

Event Marketing. The market for our event marketing services is large and continues to grow. Sustained spending on advertising, continued emphasis on the value of outdoor media, growing awareness of the value of reaching a targeted consumer group and the increasing need of our clients to maintain visibility with their potential customers, are all key external conditions which may affect our ability to execute our business plan. In addition, the outdoor signage media industry is cyclical and subject to general economic conditions.

Stock Market Simulation Services for the Educational and Corporate Markets. The market for stock market simulation services consists of all high schools, colleges and universities that offer business curricula to their students as well as media companies and corporations involved in financial-related industries.

Stock Market Simulation Contests. We also believe there is a large and viable market for our stock market simulation contests and financial web portal. While we believe that our site represents a unique vehicle to both educate and entertain relating to the stock market, we also believe the potential to generate revenue is significant. Online multi-player games and community based Internet portals are among the fastest growing areas on the Internet today. This new competition is targeted directly at the nexus of these growth areas. We are highly focused on developing and promoting our contest portal into a destination site, with compelling demographics for advertisers and the opportunity to develop a significant Internet community with multiple ways to generate revenue from the enrolled base.

General. We compete against companies with substantially greater market share and financial resources than ours. We believe that certain potential customers, particularly larger organizations, may view our small size and limited financial resources as a negative even if they prefer our offering to those of our larger competitors. Based on our current revenues and the size of the market for our products, we believe we have a market share of less than 1%.

Our primary strategic objectives over the next 12 months are to grow and strengthen our position in the market for event marketing services, expand our sales and marketing efforts to new customers and markets in our stock market simulation services segment, and to further develop, promote and monetize our stock market simulation contests thereby generating a substantial increase in revenue. We plan to achieve these objectives through focused sales and marketing to new and existing customers in all segments, increasing our direct sales force in our stock market simulation segment, developing the most advanced stock market simulation services and web portal, and creating effective marketing campaigns to generate interest, participation and increased revenue from our stock market simulation contests. We are also executing strategies to control overhead and expenses, including executive review of all expenditures to determine where cost savings could be obtained or contracts renegotiated with an increased focus on comparisons of budget to actual figures. In addition, salary reductions have been negotiated with all executives and members of senior management.

Our operating units have inherent risk. Our future is largely dependent upon our success in building an infrastructure and executing our business plan. We plan to further invest in development of proprietary technologies. Unanticipated technical obstacles can arise at any time, disrupt sales or licensing activities, and result in lengthy and costly delays. See “Risk Factors” set forth in Item 1A above for a more complete discussion of the risks that are part of our business.

Revenue for the year ended December 31, 2007 was $3,561,418 compared to $2,098,637 for the year ended December 31, 2006. We expect revenue to continue to increase based on the expected successful completion of certain event marketing assignments underway at year end, continued and growing contributions to revenues from Stock-Trak, and the expected growth in revenue to be earned from our stock market simulation contests. To date, we have incurred operating losses, as our revenues have not achieved a sufficient level to support our salaries and general and administrative expenses. See “Liquidity and Capital Resources” below.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principals generally accepted in the United States. The significant accounting policies used by us in preparing our consolidated financial statements are described in note 2 to our audited consolidated financial statements included elsewhere herein and should be read to ensure a proper understanding and evaluation of the estimates and judgments made by management in preparing those consolidated financial statements.

Inherent in the application of some of these policies is the judgment by management as to which of the various methods allowed under generally accepted accounting principles is the most appropriate to apply to the Company. In addition, management must take appropriate estimates at the time the consolidated financial statements are prepared.

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

Although all of the policies identified in note 2 to our audited consolidated financial statements are important in understanding the consolidated financial statements, the policies discussed below are considered by management to be central to understanding the consolidated financial statements, because of the higher level of measurement uncertainties involved in their application. We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis when such policies affect our reported and expected financial results.

Revenue Recognition. During fiscal 2006, we derived our revenue primarily from two sources: (i) product sales revenue and (ii) revenue arising from the sale of advertising on LED screens, which we refer to as “Event Marketing.” Pursuant to the sale of our signage business during the third quarter of 2006, product sales ceased. Prior to the sale, product sales revenues were recognized when all of the following criteria were met: persuasive evidence for an arrangement existed; delivery had occurred; the fee was fixed or determinable; and collection was reasonably assured. Advertising revenues from our event marketing and stock market simulation segments are generally recognized as the related advertising is aired, persuasive evidence of an arrangement exists, the revenue is fixed or determinable and collection is reasonably assured. Stock market simulation revenues may include set up fees and ongoing access and maintenance fees. Software revenue is recognized in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, when all of the following conditions are met: persuasive evidence of an arrangement exists, there is evidence that delivery has occurred and the customer has accepted the software, the total sales price is fixed and determinable and collectability is probable. Due to the fact that on-going service support is essential to the functionality of the software, the entire arrangement fee is recognized straight-line over the period during which the services are performed.

Stock-Based Compensation and Other Stock-Based Payments. The Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) 123(R), “Share Based Payments” which requires the use of the fair value method for all stock-based compensation transactions and stock-based payments. The application of this accounting methodology requires management to estimate a number of variables, including the risk free rate, the expected life of the related options and warrants, and the expected volatility of the stock price. The amounts determined for these variables, which are detailed in Note 8 and 9, have a significant impact on the values assigned to the stock options and warrants issued by us.

Software Development. We use SOP 98-1, “Accounting for the Costs of Computer Software Developed for Internal Use”. Under this standard, we capitalize the costs incurred in the development of the platform being used for our stock market simulation contests. Costs are capitalized until the development stage has been completed, after which they are amortized over a period estimated to represent the useful life of the software.

Intangible Assets. Our intangible assets comprise technology, trade names and customer relationships acquired pursuant to the acquisition of Stock-Trak and are being amortized over their estimated useful lives. The costs allocated and related amortization expenses are based on the final allocation of the purchase price as further detailed in note 4 to the consolidated financial statements. We must make estimates and judgments regarding the future utility and carrying value of the intangible assets.

Long-Lived Assets. Long-lived assets, comprising intangible assets, property and equipment, and software development costs, are reviewed for impairment if events or changes in circumstances indicate that the carrying value may not be recoverable.  If the sum of the undiscounted future cash flows expected from use and residual value is less than carrying amount, the long-lived asset is considered impaired.  An impairment loss is measured as the amount by which the carrying value of the long-lived asset exceeds its fair value.

Goodwill. Goodwill is evaluated for impairment annually in the fourth quarter of the year, or when events or changed circumstances indicate impairment may have occurred. In connection with the goodwill impairment test, if the carrying value of the Company's reporting unit to which goodwill relates exceeds its estimated fair value, the goodwill related to that reporting unit is tested for impairment. If the carrying value of such goodwill is determined to be in excess of its fair value, an impairment loss is recognized in the amount of the excess of the carrying value over the fair value. Management assesses goodwill for impairment using estimates including the discount rate, future growth rates, amounts and timing of estimated future cash flows, general economic, industry conditions and competition. Future adverse changes in these factors could result in losses or inability to recover the carrying value of the goodwill, thereby possibly requiring an impairment charge in the future.

Use of estimates. Significant estimates in these financial statements include the allowance for doubtful accounts, recovery of future income taxes, goodwill and annual goodwill impairment test, useful lives and impairment of long-lived assets, stock-based compensation costs, determination of the fair value of the intangible assets on the Stock-Trak acquisition, determination of the fair value of the warrants issued on the private placement and the resulting impact on the allocation of the proceeds between the shares and warrants. Each of these critical accounting policies is described in more detail in the financial statements beginning on page F-1.

Income Taxes. The Company follows the Statement of Financial Accounting Standards Number 109 (SFAS 109), “Accounting for Income Taxes”. Under this method, future income taxes are recognized at the enacted tax rate expected to be applicable at the date of reversal for all significant temporary differences between the tax and accounting bases of assets and liabilities and for certain tax carryforward items. Future income tax assets are recognized only to the extent that, in the opinion of management, it is more likely than not that the future income tax assets will be realized. Future income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment of the change. In July 2006, the FASB released FIN 48, “Uncertainty in Income Taxes,” which defines accounting for uncertain tax positions and includes amendments to SFAS No. 109. We adopted FIN 48 on January 1, 2007 (our first fiscal year after December 15, 2006). See Note 10 in the consolidated financial statements beginning on page F-1 for additional information.

For a more complete discussion of our accounting policies and procedures, see the notes to our audited consolidated financial statements beginning on page F-1.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in the notes to the audited consolidated financial statements beginning on page F-1.

Results of Operations

The following is intended to assist the reader in understanding our results of operations and financial condition, is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements beginning on page F-1 of this report.

Comparison of Years Ended December 31, 2007 and 2006

Revenue. The following sets forth our revenues for the fiscal years ended December 31, 2007 and 2006:

	Revenue for the years ended December 31
	2007	% of total	2006	% of total
By type of service
Product revenue	$-	-%	$26,069	1%
Stock market simulation revenue	1,130,803	32%	-	-%
Event marketing revenue	2,430,615	68%	2,072,568	99%
	$3,561,418	100%	$2,098,637	100%

	2007	% of total	2006	% of total
By customer location
Canada	$-	-%	$155,119	7%
United States	3,561,418	100%	1,943,518	93%
	$3,561,418	100%	$2,098,637	100%

Our revenue represents our compensation for services provided or product sold.

Event Marketing. Event marketing revenue for the year ended December 31, 2007 was $2.43 million as compared to $2.07 million for the year ended December 31, 2006, an increase of 17%. The $0.36 million increase in event marketing revenue is attributable mainly to an increase in advertising sales generated on the CBS screen in Time Square, New York of approximately $751,000. In 2006, we sold advertising on the CBS screen for the period November 16 to November 30, 2006. In 2007, we negotiated to secure the CBS screen and sell advertising thereon during the both the Thanksgiving and Christmas holiday periods running from December 18 to January 1, 2008, thereby increasing revenues. We have also secured the CBS screen from March 1, 2008 to January 1, 2009. The increase in revenue resulting from the CBS screen was partially offset by approximately $151,000 of revenues lost from a non-recurring event in 2006, a decrease of approximately $103,000 in revenue generated on one event due to higher traffic in 2006 as a result of the Soccer World Cup, and a decrease of approximately $100,000 in advertising revenues generated on the CVS Screen in Las Vegas due to technical difficulties with the sign which prevented us from selling advertising thereon for most of 2007.

Stock Market Simulation Services. Stock market simulation revenues represent amounts generated from the educational and corporate markets as well as the consumer market, being Wall Street Survivor. As we acquired Stock-Trak in January 2007, and commenced the commercial rollout of Wall Street Survivor in 2007, we did not generate any stock market simulation revenues in 2006. In 2007, we generated stock market simulation revenues of approximately $1.131 million consisting of $1.047 million from the corporate and educational markets and $0.084 million of advertising revenue earned on Wall Street Survivor. We expect total stock market simulation revenues to further increase in 2008 through focused efforts on growth in existing and new markets.

Product Sales. We did not have any product sales in 2007 due to the sale of our signage business in the third quarter of 2006.

Operating Expenses. Our operating expenses consist of salaries and benefits, general and administrative expenses, occupancy costs, foreign exchange, stock-based compensation, interest, depreciation and amortization and cancellation of warrants compensation. Salaries and benefits expenses include salaries, employee benefits, incentive compensation, contract labor and other payroll related costs, which are expensed as incurred. General and administrative costs include primarily business development, marketing, office costs, technology, and professional services. Occupancy costs represent the costs of leasing and maintaining Company premises. Stock-based compensation expenses represent expenses incurred in connection with the issuance of stock options and other share-based payments to our employees, directors, consultants or service providers. Such expenses are included on the consolidated statement of operations under stock-based compensation. Cancellation of warrants compensation represents a non-cash, non-recurring expense as further described below.

Operating expenses increased $8.05 million or 79% to $18.27 million for the year ended December 31, 2007 as compared to $10.22 million for the year ended December 31, 2006. Changes in operating expenses are as follows:

Salaries expense (excluding stock-based compensation). Salaries expense for the year-ended December 31, 2006 excluded stock-based compensation and consisted of employment costs related to both the event marketing and digital signage operations. In June and July 2006, we hired new executive officers to evaluate our business, assets, prospects and future growth opportunities. Salaries expense for the year ended December 31, 2007 excluded stock-based compensation and consisted of employment costs related to the events marketing and stock market simulation segments, including both Stock-Trak and Wall Street Survivor.

Salaries expense (excluding stock-based compensation) increased $2.11 million to $3.6 million during the year ended December 31, 2007 as compared to $1.49 million in the year ended December 31, 2006, an increase of 141%. Included in salaries and benefits in 2007 was a non-cash expense of $262,000 related to the issuance of common shares pursuant to terms of an escrow agreement as more fully described in note 8(a) to the consolidated financial statements.

The increase in overall salaries (excluding stock-based compensation) was primarily the result of the acquisition of Stock-Trak in January 2007 and additional employees hired to support the growth and development of our stock market simulation segment. The salaries expense (excluding stock-based compensation) to revenue ratio for the year-ended December 31, 2007 was 101% compared to 71% for the year-ended December 31, 2006. As a result of expected increased sales in fiscal 2008, we expect our salaries expense (excluding stock-based compensation) to revenue ratio for fiscal 2008 to decrease from the level experienced in fiscal 2007.

General and administrative expenses (excluding stock-based compensation). General and administrative expenses in 2006 related to both the events marketing and digital signage operations, while those in 2007 related to both the events marketing and stock market simulation segments. General and administrative expenses (excluding stock-based compensation) increased $1.02 million to $2.32 million for the year ended December 31, 2007, from $1.30 million for the year ended December 31, 2006, an increase of 78%. Included in general and administrative expense (excluding stock-based compensation) in 2007 were non-cash expenses of $0.14 million related to the value of common shares issued or earned in exchange for services received as compared to $0.19 million for the year-ended December 31, 2006. The increase was due primarily to an increase in technology, marketing and general and administrative costs required to support the growth of our stock market simulation segment. The general and administrative expense (excluding stock-based compensation) to revenue ratio was 65% for the year ended December 31, 2007, compared to 62% for 2006. As a result of expected increased sales in 2008, we expect general and administrative expenses (excluding stock-based compensation) as a percentage of revenues to decrease from this level in 2008.

Occupancy costs. Occupancy costs increased $0.04 million to $0.26 million for the year ended December 31, 2007, from $0.22 million for the year ended December 31, 2006. We incurred additional rental costs related to our head office in Montreal, Quebec, Canada commencing in June 2006 as well as Stock-Trak’s offices in Atlanta, Georgia commencing in January 2007. These additional expenses were offset by sublease revenue earned from our Mississauga and Montreal locations in 2007 and decreased insurance costs. The occupancy cost to revenue ratio was 7.3% for the year ended December 31, 2007 compared to 10.6% for the year-ended December 31, 2006. As a result of expected increased sales, we expect the occupancy costs to revenue ratio to decrease from this level in 2008.

Depreciation and amortization. Depreciation and amortization expense increased $0.64 million to $0.67 million for the year-ended December 31, 2007 from $0.03 million for the year-ended December 31, 2006. The increase is due mainly to $0.36 million of amortization taken on intangible assets acquired pursuant to the acquisition of Stock-Trak in January 2007 and approximately $0.27 million of amortization taken on capitalized software development costs, commencing in July 2007, both without a comparable transaction in 2006.

Foreign exchange. Foreign exchange loss for the year ended December 31, 2007 amounted to $0.18 million compared to a nominal gain of $367 for the year ended December 31, 2006. Our Canadian subsidiary, whose functional currency is the Canadian dollar, incurs most of its operating costs in Canadian dollars while generating revenue in U.S. dollars. Accordingly, the foreign exchange loss is a direct result of the strengthening of the Canadian dollar compared to the U.S. dollar over the year ended December 31, 2007.

Stock-based compensation. Stock-based compensation for the year-ended December 31, 2007 was $8.87 million compared to $7.14 million for the year-ended December 31, 2006. Included in stock-based compensation for the year-ended December 31, 2006 is $1.2 million related to issuance of common shares to our CEO compared to $NIL for the year-ended December 31, 2007. The total increase, net of the issuance of shares to our CEO in 2006, amounted to $2.93 million and is due to the grant of additional stock options to employees, officers, consultants and advisors during the year and the impact of the issuance of stock options in October 2007 in exchange for the cancellation of previously issued stock options. Given that the majority of the options issued in October 2007 vested immediately upon grant, we expect stock-based compensation expense to decrease in 2008.

Interest. Interest expense for the year-ended December 31, 2007 amounted to $0.088 million and consisted mainly of $0.13 million of accrued interest related to our secured convertible note payable, offset by interest income earned on short-term investments.

Cancellation of warrants compensation. In 2007, we issued 5,600,000 common shares to a group of existing shareholders who previously invested $4,800,000 in a private placement financing. An aggregate expense of $2.296 million was recorded based on the closing price of the shares at the date of issuance. There was no comparable transaction in 2006.

Net loss. We had a net loss of $15.39 million for the year ended December 31, 2007, compared to a net loss of $9.16 million for the year ended December 31, 2006. A significant portion of the net loss in each year was comprised of non-cash or non-recurring expenses, including depreciation and amortization, inventory write-downs, stock-based compensation, common shares issued for services received, common shares earned for services received, cancellation of warrants compensation, and common shares issued pursuant to an escrow agreement. Our net loss before these items amounted to approximately $3.01 million and $1.54 million for the years ended December 31, 2007 and 2006, respectively. We expect our net loss will decrease in 2008 as we anticipate increased revenues, stronger cost control, and reduced stock-based compensation expense.

Liquidity and Capital Resources

We continue to experience negative cash flow from operating activities as we continue to invest in the development and promotion of our stock market simulation segment. As of December 31, 2007, we had working capital of $1.11 million and a cash and cash equivalents balance of $3.17 million compared to working capital of $2.52 million and a cash and cash equivalents balance of $2.8 million at December 31, 2006. The decrease in working capital resulted primarily from $3.92 million of net proceeds from sales of our equity securities, offset in part by the net cash used in operating activities of $3.03 million and an increase in current liabilities of approximately $2.57 million due mainly to $2.23 million of secured convertible note financing received in 2007 and payable in 2008.

Net cash used in operating activities for the year ended December 31, 2007 was $3.03 million, compared to $1.60 million for the year ended December 31, 2006. The use of cash during both years was primarily to finance our operating losses.

Net cash provided by financing activities for the year ended December 31, 2007 was $6.00 million compared to $3.89 million for the year ended December 31, 2006. During 2007, we raised $2.1 million in secured convertible note financing and $3.92 million in proceeds from the issuance of common stock and warrants. We also secured and repaid $350,000 in bridge financing and repaid a $20,000 line of credit. During 2006, we secured loans payable of $1.01 million and raised net proceeds of $4.09 million from the sale of our equity securities, which were offset by repayment of $1.21 million of loans payable.

Net cash used in investing activities during the year ended December 31, 2007 was $2.69 million compared to $0.43 million provided by investing activities during the year ended December 31, 2006. In 2007, we used $1.95 million to acquire Stock-Trak in January 2007, invested $0.64 million in software development related to our stock market simulation contests, and acquired $0.11 million in property and equipment. In 2006, we received $0.71 million in proceeds from the sale of our signage business which was offset by $0.09 million of acquisition costs related to our January 3, 2007 acquisition of Stock-Trak, $0.18 million of purchased software development costs and $0.02 million of acquired property, plant and equipment.

In March 2007, we raised gross proceeds of $0.5 million through the sale of 250,000 units consisting of 250,000 shares of common stock and warrants to purchase 125,000 additional shares of common stock. The warrants were immediately exercisable at $2.50 per share and were to terminate two years from the date of grant. In November 2007, the warrants were surrendered together with a general release in favor of the Company in exchange for the issuance of 291,667 shares of common stock.

On March 23, 2007, we issued a secured convertible note in the principal amount of $2,100,000. The note accrues interest at the rate of 8% per annum payable at maturity, is convertible at anytime at the option of the holder into shares of our common stock at a conversion price of $2.50 per share, and is secured by all of our assets. The convertible note is due the earlier of (i) eighteen months after issuance, (ii) upon an event of default, or (iii) at the option of the holder, in the event that we raise an aggregate of $7,000,000, either through the issuance of debt or equity or any combination thereof. We may prepay the note at any time without penalty.

Between October and November 2007, we secured approximately $350,000 in bridge financing, all of which was fully repaid in December 2007 with proceeds from the sale of our common stock and warrants.

Between December 2007 and February 2008, we raised gross proceeds of $3.687 million through the sale of 14,748,000 units consisting of 14,748,000 shares of common stock and warrants to purchase an additional 14,748,000 shares of common stock. The warrants are immediately exercisable at $0.35 per share and expire two years from the grant date. We incurred transaction-based fees of $8,750 together with warrants to purchase 35,000 shares of common stock at an exercise price of $0.35 per share in connection with this transaction. These warrants are also immediately exercisable and have a term of two years.

The forgoing sets forth the principal sources of our financing during the past twelve months. We do not currently maintain a line of credit or term loan with any commercial bank. To date, our capital needs have been principally met through the receipt of proceeds from sales of our equity and debt securities. Any cash balances in excess of our current operating requirements are invested in interest-bearing, investment-grade securities.

As of the date of this report, we have cash resources of approximately $2.9 million. We currently use approximately $0.2 million per month to conduct operations and expect this amount will decrease in 2008. We believe that sales will continue to ramp up and contribute cash in fiscal 2008 and we have flexibility to adjust the level of research and development, marketing, selling and administrative expenses based on the availability of resources.

Based on our current cash position, projected cash receipts, expenditures and level of operations, we believe we need to raise additional funds or renegotiate existing financing facilities in order to support our operations for the next twelve months and settle our existing secured convertible note payable which matures in September 2008. The amount of funding required will be determined by many factors, some of which are beyond our control, and we may require funding sooner than currently anticipated or to cover unforeseen expenses. We expect to raise any additional funding through the issuance of debt or equity securities or through renegotiation of existing financing facilities. The sale of additional equity securities will result in dilution to our shareholders. We have no commitment for any additional financing and we can provide no assurance that such financing will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us or if we are unable to renegotiate existing financing facilities, we may be required to delay or scale back our operations, which could delay development and adversely affect our ability to generate future revenues.

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 8.	Financial Statements and Supplementary Data.

Our audited consolidated financial statements at December 31, 2007 and 2006 and for each of the years ended December 31, 2007 and 2006 respectively, begin on page F-1 of this report located immediately after the signature page.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures

Disclosure Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer/Executive Vice President, who serve as our principal executive officer and principal financial officer, respectively. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer/Executive Vice President concluded that as of December 31, 2007, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer/Executive Vice President, in order to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principals. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and Chief Financial Officer/Executive Vice President, conducted an evaluation of the effectiveness of internal controls over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act ) that occurred during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following chart sets forth certain information about each of our directors and executive officers.

Name	Age	Positions Held
Rory Olson	49	Chairman of the Board of Directors and Chief Executive Officer
Andrew M. Gertler	47	Director
F. Bryson Farrill	79	Director
Steve Shaper	71	Director
Joel Leonoff	44	Director
Mitchell Rosen	49	Executive Vice President and Chief Financial Officer
Mark Wolinsky	35	Chief Operating Officer

The following is a brief summary of the business experience of each of the above-named individuals:

Rory Olson, 49, has served as our Chief Executive Officer since June 26, 2006, and as Chairman of the Board of Directors of the Company’s since August 3, 2006. From March 2004 until joining the Company, Mr. Olson served as Chief Operating Officer of Airborne Entertainment Inc., a Montreal, Canada based publisher of mobile entertainment content, including licensed brands, which are distributed through various wireless partners including Cingular, Verizon and Sprint. Between October 1999 and October 2002, Mr. Olson served as the President and Chief Executive Officer of Surefire Commerce, Inc., a public company that specialized in credit card and debit payment processing and risk management for internet gaming and online shopping companies. In 1998, as Chief Operating Officer of IMPACT Immedia, a Canadian public company, he oversaw the merger of Bell Canada's electronic commerce division into IMPACT Immedia, which created BCE Emergis which became a leading provider of electronic commerce solutions. In 1995, he co-founded and served as Chief Executive Officer of Totalnet, Inc., an internet service provider which grew to become Canada's largest private internet service provider before it was sold to IMPACT Immedia in 1996.

Andrew M. Gertler, age 47, has been a director of the Company since August 2004 and served as President of the Company from August 2004 until June 26, 2006. Mr. Gertler is currently Vice President and Portfolio Manager at Lester Asset Management, an independent investment management firm serving high net worth individuals, family trusts, foundations, and a select number of  institutions. From 2001 to March 2004, Mr. Gertler served as Managing Director of Gestion Jean-Paul Auclair Inc. a private equity firm. From 1997 to April 2001, he served as director and held various executive officer positions with Hudson Advisors Canada, a private Company which acted as a Real Estate Advisory Company and provided asset management services across Canada and the United States to both the Lone Star Opportunity Fund and the Brazos Opportunity Fund. He has also served as director of ProMetic Life Science, Inc., a biopharmaceutical company which is traded on the Toronto Stock Exchange (symbol PLI). Mr. Gertler holds a B.Comm from McGill University and an M.B.A. from the Richard Ivey School of Business at the University of Western Ontario.

F. Bryson Farrill, age 79, has been a director of the Company since February 2006. He is also currently a Senior Partner of Belgravia Financial, a European real estate investment company based in London, England, a position he has held since March 2001. Previously, Mr. Farrill was a member of the New York Stock Exchange. Prior to that, he held a variety of senior and executive-level positions, including President of McLeod Young Ltd., and Chairman with McLeod Young Weir International (now Scotia McLeod). He was also a member of the Executive Committee for McLeod Young Weir Ltd. While at McLeod Young Weir Ltd., Mr. Farrill was instrumental in rapidly growing the company and creating a significant international presence by opening offices in London, Paris, Zurich and Geneva, as well as establishing business strategies for Tokyo and Hong Kong. Mr. Farrill currently serves as an Advisor and/or Board Member of several leading companies, including Swiss Medica, Inc., a public company that files reports with the SEC and whose shares are traded on the OTCBB, Balaton Group Inc., Power Technology, Inc., a public company that files reports with the SEC and whose shares are traded on the OTCBB, Crowflight Minerals Inc., and Devine Entertainment, Inc. a public company that files reports with the SEC and whose shares are traded on the Pink Sheets LLC.

Steve Shaper, 71, has been a director of the Company since August 22, 2006.  Mr. Shaper has been a partner with Convergent Investors, a private equity venture capital firm based in Houston, Texas since 2000. From 1997 to 2000, Mr. Shaper served as Chief Executive Officer of TeleCheck Services, Inc., a $420 million check guarantee and Verification Company based in Houston, Texas. Mr. Shaper was on the original board of directors of Payment Services Company, the Houston TeleCheck franchise which grew to be the largest franchise and eventually took over management of the entire TeleCheck system. He joined Payment Services full-time in 1987 as Executive Vice President of Marketing and was instrumental in its growth. Prior to TeleCheck, Mr. Shaper was an owner or partner in more than 30 manufacturing, distribution, and importing companies. Mr. Shaper is currently a board member of several companies in a variety of industries including Optimal Group, a public company whose shares are traded on Nasdaq and in Canada. Mr. Shaper earned a Mechanical Engineering degree from Rice University and an MBA from Harvard Business School.

Joel Leonoff, 44, served as Group Operations Director and Chief Operating Officer of Partygaming PLC, a public company that provides on-line gaming from May 2006 to May 2007. Between 2004 and 2006, Mr. Leonoff served as an independent consultant to various companies. Between 1999 and 2004, Mr. Leonoff served as a director, chief financial officer, and chief operating officer of Surefire Commerce Inc., a public company that specialized in credit card and debit payment processing and risk management for internet gaming and online shopping companies. From 1998 to 1999, he served as Senior Vice President, Sports and Entertainment Division, of BCE Emergis, an electronic commerce provider. Mr. Leonoff is a Chartered Accountant with a Bachelor of Commerce Degree (James McGill Award) and a Graduate Diploma in Public Accountancy (C.D. Mellor Award) from McGill University. In 2000, he was recognized by the Globe and Mail’s Canada Top 40 under 40 award, honoring Canadians for their vision, leadership, innovation, achievement, and community involvement.

Mitchell Rosen, 49, has served as the Executive Vice President of the Company since July 1, 2006 and Chief Financial Officer of the Company since April 30, 2007. From September 2004 until joining the Company, Mr. Rosen served as an investor, independent advisor and consultant to numerous businesses engaged in various industries including manufacturing and distribution, regarding strategic planning. From February 2002 until September 2004, he served as Director of Non-Ferrous Metals for Triple M Metal, the largest scrap metal processor in Canada. From September 2000 until February 2002, Mr. Rosen served as an independent consultant and advisor to various businesses regarding strategic planning. From 1989 until 2000, Mr. Rosen served as the Chief Financial Officer and later Chief Operating Officer of Dominion Metal & Refining Works Ltd., a Quebec, Canada based metal processing and trading company. Mr. Rosen is a Chartered Accountant and worked in public accounting for seven years. Mr. Rosen also earned a Bachelor of Commerce degree from McGill University.

Mark Wolinsky, 35, has served as the Chief Operating Officer of the Company since July 1, 2006. From September 2004 until joining the Company, Mr. Wolinsky had been the principal of Maximus Group, a business strategy and financing consultancy firm focused on advising early stage and middle market technology and telecommunications companies. In 2001, Mr. Wolinsky co-founded and served as the Co-Chief Executive Officer of Spotnik Mobile, Inc., which became one of Canada’s leading wireless internet companies. During his tenure, Mr. Wolinsky obtained venture capital financing and grew the company to become one of the largest service providers of its kind in Canada at the time it was sold to Telus Corporation, Canada’s second largest telecommunications company, in August 2004. Prior to founding Spotnik, from 1999 until 2001, Mr. Wolinsky served as Senior Consultant in the strategic advisory group of Adventis, a Boston based international consulting firm where he focused on evaluating and commercializing new market and business opportunities, as well as turnaround strategies, for Fortune 500 companies. Mr. Wolinsky earned a Master of Business Administration from the Richard Ivey School of Business at the University of Western Ontario and a Bachelor of Arts from the University of Western Ontario.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our Code of Business Conduct and Ethics is designed to deter wrongdoing and promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications that we make; (iii) compliance with applicable governmental laws, rules and regulations; (iv) prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and (v) accountability for adherence to the code. A copy of our Code of Business Conduct and Ethics is available in print without charge to any person who sends a request to the office of the Secretary of the Company at 3500 De Maisonneuve West, 2 Place Alexis Nihon Suite 1650, Montreal, Quebec, Canada.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our officers and directors and persons who beneficially own more than 10% of our common stock file initial reports of ownership and reports of changes in beneficial ownership of our common stock with the SEC. They are also required to furnish us with copies of all Section 16(a) forms that they file with the SEC. Based solely on our review of the copies of such forms received by us, or written representations from such persons that no reports were required for those persons, we believe that all Section 16(a) filing requirements were satisfied in a timely fashion during our fiscal year ended December 31, 2007, except that Mr. Brookshire failed to timely file a Form 3 upon being appointed to serve as an executive officer of the Company, and each of Messrs. Olson, Rosen, Wolinsky, Brookshire, Shaper, Gertler, Denommee, and Farrill failed to timely file a Form 4 reporting options granted in October, 2007.

Security Holder Nominations of Directors

As reported on Form 10-K for the year-ended December 31, 2006, our Board of Directors has formed a Nominating Committee. Since that time, neither the Nominating Committee nor the Board of Directors has implemented any changes to the procedures by which security holders may recommend nominees to serve as directors of the Company.

Audit Committee Financial Expert

Our board of directors maintains a separately designated audit committee. The members of the audit committee are Joel Leonoff, F. Bryson Farrill, Andrew Gertler and Steve Shaper. On January 21, 2008, F. Bryson Farrill relinquished his position as Chair of the Audit Committee and Joel Leonoff was appointed as his replacement. Since our inception, we have conducted limited operations, have had a limited number of employees, and generated limited revenues. In light of the foregoing, and the need to conserve our financial resources to execute our business plan, our Board of Directors concluded that the benefits of retaining an individual who qualifies as an “audit committee financial expert,” would be outweighed by the costs of retaining such a person. As a result, no member of our Board of Directors qualifies as an “audit committee financial expert.”

Item 11.	Executive Compensation.

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation for the fiscal years ended December 31, 2007 and 2006 for services to us in all capacities, of our principal executive officer and our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers as of December 31, 2007 (the “named executive officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Total ($)
Rory Olson (1)	2007	39,460	2,970	—	4,239,520	4,281,950
Chief Executive Officer	2006	—		1,200,000	2,741,715	3,941,715

Mitchell Rosen (1)	2007	238,035	2,970	—	1,352,802	1,593,807
Executive Vice President	2006	79,341		—	1,044,771	1,124,112

Mark Wolinsky (1)	2007	224,033	2,970	—	1,210,134	1,437,137
Chief Operating Officer	2006	77,137		—	627,285	704,422

(1)	Messrs. Olson, Rosen and Wolinsky began serving as executive officers of the Company on June 26, 2006.
(2)	The assumptions used in calculating the value of the stock awards are set forth in note 8 of our consolidated financial statements.
(3)	The assumptions used in calculating the value of the option awards are set forth in note 9 of our consolidated financial statements.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR−END TABLE

The following table sets forth information regarding unexercised stock options, unvested restricted stock, and equity incentive plan awards for each named executive officers outstanding as of December 31, 2007:

	Option awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Rory Olson	3,625,000		0.50	10/11/12	(1)
	3,625,000		0.65	10/14/12	(2)
	0	200,000	0.30	12/11/12	(3)

Mitchell Rosen	1,000,000		0.50	10/11/12	(1)
	1,000,000		0.65	10/14/12	(2)
	0	200,000	0.30	12/11/12	(3)

Mark Wolinsky	1,000,000		0.50	10/11/12	(1)
	1,000,000		0.65	10/14/12	(2)
	0	200,000	0.30	12/11/12	(3)

(1)	The stock options were granted on October 12, 2007 and vested immediately upon grant.
(2)	The stock options were granted on October 15, 2007 and vested immediately upon grant.
(3)	The stock options were granted on December 12, 2007 and vest in four equal quarterly installments over a one year period.

Narrative Disclosure to Summary Compensation and Outstanding Equity Awards at Fiscal Year-End Tables

During 2007, we had a written employment agreement with each of our named executive officers. These agreements, which vary in term, provide for, among other things, a base salary, discretionary bonus and participation in our stock option plan. Each of the employment agreements contains standard and customary confidentiality provisions and provides for severance payments to the executive officer in certain circumstances. For a more complete description of these agreement please see “Employment Agreements, Option Agreements, Change of Control and Severance Payments” below.

On October 12, 2007, we issued options to our named executive officers to purchase an aggregate of 5,625,000 shares of common stock at an exercise price of $0.50 per share, the last sales price of our shares on the date of grant. The options were fully vested and exercisable upon grant and terminate five years from the date of grant. On October 15, 2007, we issued options to our named executive officers to purchase an aggregate of 5,625,000 shares of common stock at an exercise price of $0.65 per share, the last sales price of our shares on the date of grant. The options were fully vested and exercisable upon grant and terminate five years from the date of grant. These options were issued in exchange for the named executive officers’ surrender for cancellation of outstanding options to purchase an aggregate of 6,500,000 shares of common stock. 6,300,000 of the options surrendered for cancellation were exercisable at $2.00 per share, had termination dates in June 2011, and 50% of such options remained subject to vesting. The remaining 200,000 options surrendered were exercisable at $2.39 per share, terminated in August 2011 and two-thirds of the options remained subject to vesting. For a more complete description of the options issued to our named executive officers, please see “Employment Agreements, Option Agreements, Change of Control and Severance Payments” below.

DIRECTOR COMPENSATION

The following table sets forth the compensation for 2007 for those persons who served as members of our Board of Directors during 2007

Name(1)	Fees earned or paid in cash ($)	Option Awards (2) ($)	Total ($)
Paul Denommee (3)	3,000	45,331(4)	48,331

F. Bryson Farrill	6,000	91,928(5)	97,928

Steve Shaper	6,000	386,882(6)	392,882

Andrew Gertler	6,000	314,533(7)	320,533

Joel Leonoff	-	2,267 (8)	2,267

(1)	Rory Olson is not listed in the above table because he does not receive any additional compensation for serving on our board of directors.
(2)	The assumptions used in calculating the value of the option awards are set forth in note 9 of our consolidated financial statements.
(3)	On December 16, 2007, we accepted the resignation of Mr. Denommee as director.
(4)
As of December 31, 2007, Mr. Denommee held options to purchase 100,000 shares of common stock all of which were exercisable. 50,000 of the options have an exercise price of $0.50 per share and the remaining 50,000 have an exercise price of $0.65 per share. All 100,000 options expire two years from the date of resignation.

(5)
As of December 31, 2007, Mr. Farrill held options to purchase 200,000 shares of common stock all of which were exercisable. 100,000 of the options have an exercise price of $0.50 and expire October 11, 2012. The remaining 100,000 options have an exercise price of $0.65 and expire October 14, 2012.

(6)
As of December 31, 2007, Mr. Shaper held options to purchase 300,000 shares of common stock all of which were exercisable. 150,000 of the options have an exercise price of $0.50 and expire October 11, 2012. The remaining 150,000 options have an exercise price of $0.65 and expire October 14, 2012.

(7)
As of December 31, 2007, Mr. Gertler held options to purchase 750,000 shares of common stock all of which were exercisable. 375,000 of the options have an exercise price of $0.50 and expire October 11, 2012. The remaining 375,000 options have an exercise price of $0.65 and expire October 14, 2012.

(8) As of December 31, 2007, Mr. Leonoff held options to purchase 250,000 shares of common stock none of which were exercisable. The options have an exercise price of $0.30, vest in four equal semiannual installments, the first vesting date being June 12, 2008 and expire in December 2012.Narrative To Director Compensation Table

In 2007, we paid our directors a fee of $3,000 per quarter (except that Mr. Denommee was paid $1,500 per quarter) to serve on our board of directors and we reimbursed them for reasonable expenses in connection with attending board and board committee meetings. In December 2007, upon his resignation, Mr. Denommee waived his director fees for the quarters ended September 30, 2007 and December 31, 2007. In exchange, we waived certain clauses in his option agreement with respect to resignation and termination of services and approved that all 100,000 options previously granted to him expire two years from the date of resignation. In January 2008, in exchange for the waiver of the director fees for the quarters ended September 30, 2007 and December 31, 2007, we issued to each of Messrs. Gertler, Farrill and Shaper options to purchase 18,000 shares of common stock at an exercise price of $0.30 per share. The options vest in four equal quarterly installments over a one year period, the first vesting date being April 21, 2008 and expire January 20, 2013. Effective January 2008, we will pay our directors a quarterly fee of $1,250. Directors do not receive any compensation for serving on a board committee.

In addition to the fees and options described above, we issued additional options to our directors to purchase our common stock. Specifically, on October 12, 2007, we issued options to purchase 50,000, 150,000, 100,000, and 375,000 shares of common stock to Paul Denommee, Steve Shaper, F. Bryson Farrill and Andrew Gertler, respectively, at an exercise price of $0.50 per share, the last sales price of our shares on the date of grant. The options were fully vested and exercisable upon grant and terminate five years from the date of grant. On October 15, 2007, we issued options to purchase 50,000, 150,000, 100,000, and 375,000 shares of common stock to Paul Denommee, Steve Shaper, F. Bryson Farrill and Andrew Gertler, respectively, at an exercise price of $0.65 per share, the last sales price of our shares on the date of grant. The options were fully vested and exercisable upon grant and terminate five years from the date of grant. These options were issued in exchange for the directors’ surrender for cancellation of outstanding options to purchase an aggregate of 1,485,000 shares of common stock. The options surrendered for cancellation were exercisable at prices between $1.00 and $2.43 per share, had termination dates between August 2010 and August 2011, and 287,500 of such options remained subject to vesting. In December 2007, we granted 250,000 options to Joel Leonoff upon his appointment as director of the Company. The options are exercisable at $0.30 per share, the last sales price of our shares on the date of grant. For a more complete description of the options issued to our named executive officers, please see “Employment Agreements, Option Agreements, Change of Control and Severance Payments” below.

Employment Agreements, Option Agreements, Change of Control and Severance Provisions

Rory Olson. On June 26, 2006, we entered into an agreement with Rory Olson to serve as the Chief Executive Officer of the Company for a term of 18 months, which was subsequently renewed for an additional 12 months. The agreement is non-exclusive but requires Mr. Olson’s service to us to be his primary focus and prohibits him from providing services to any competitor of the Company. Pursuant to the agreement, we issued 500,000 shares of restricted common stock to Mr. Olson which vested in equal quarterly installments over 18 months. Pursuant to a letter agreement dated October 17, 2007, Mr. Olson was entitled to an annual salary of Cdn$300,000, commencing October 1, 2007. Mr. Olson waived his monthly salary for November 2007. The agreement contains standard and customary confidentiality provisions, provides for a discretionary performance bonus, participation in any Company insurance plans, reimbursement of expenses, and four weeks of vacation. The agreement may be terminated by Mr. Olson upon three months written notice, by us at any time for cause (defined to include material breach of the agreement, bankruptcy, fraud, gross negligence, willful malfeasance or criminal conviction), without cause, or in the event that Mr. Olson becomes disabled.

Mitchell Rosen. On June 26, 2006, we entered into an employment agreement with Mitchell Rosen to serve as the Executive Vice President of the Company effective July 1, 2006 for a term of three years, subject to automatic renewal for successive one year terms unless earlier terminated by us upon not less than 90 days prior written notice. Effective April 30, 2007, Mr. Rosen was also appointed Chief Financial Officer of the Company. Mr. Rosen’s employment agreement provided for a monthly base salary of Cdn$15,000, increasing to Cdn$20,000 after completion of six months of employment, an annual bonus of equal to up to 100% of the annual base salary based on achievement of individual and Company goals, and participation in any benefit plan adopted by us. We may terminate the agreement at any time as a result of Mr. Rosen becoming disabled or for cause (defined to include material breach of the agreement, fraud, gross negligence, willful malfeasance or criminal conviction). Mr. Rosen’s employment may be terminated without cause by payment of severance equal to 12 months base salary which after two years of employment, increases by two months for each additional full or partial year of employment to a maximum of 18 months. The agreement contains standard and customary confidentiality, work made for hire, non-competition, and non-solicitation provisions which prohibit Mr. Rosen from becoming a stockholder, officer, director, employee or partner in any competing business, from soliciting any present or prospective customer to cease doing business with us, and from soliciting any employee to leave the employ of the Company for a period of five years after termination of employment.

Mark Wolinsky. On June 26, 2006, we entered into an employment agreement with Mark Wolinsky to serve as the Chief Operating Officer of the Company effective July 1, 2006 for a term of three years, subject to automatic renewal for successive one year terms unless earlier terminated by us upon not less than 90 days prior written notice. The agreement provided for an annual base salary of Cdn$175,000, an annual bonus of equal to up to 100% of the annual base salary based on achievement of individual and Company goals, and participation in any benefit plan adopted by us. Effective January 1, 2007, Mr. Wolinsky’s annual base salary was increased to Cdn$225,000. We may terminate the agreement at any time as a result of Mr. Wolinsky becoming disabled or for cause (defined to include material breach of the agreement, fraud, gross negligence, willful malfeasance or criminal conviction). We may terminate Mr. Wolinsky’s employment without cause by payment of severance equal to 12 months base salary which after two years of employment, increases by two months for each additional full or partial year of employment to a maximum of 18 months. In the event of termination or resignation, public resales of shares issued under the options in any month during the 18 month period after termination are limited to no more than 10% of the trading volume of our shares during the prior month. The agreement contains standard and customary confidentiality, work made for hire, non-competition, and non-solicitation provisions which prohibit Mr. Wolinsky from becoming a stockholder, officer, director, employee or partner in any competing business, from soliciting any present or prospective customer to cease doing business with us, and from soliciting any employee to leave the employ of the Company for a period of 18 months years after termination of employment.

Salary Reductions. Effective December 1, 2007, the base salaries of Mr. Olson, Mr. Rosen and Mr. Wolinsky were reduced to Cdn$165,000 per annum. In exchange for this salary reduction, on December 12, 2007, we issued options to each of Mr. Olson, Mr. Rosen and Mr. Wolinsky to purchase 200,000 shares of common stock at an exercise price of $0.30 per share, the last sales price of our shares on the date of grant. These options vest in equal quarterly installments over a one-year term and expire five years from the date of grant. We have agreed to register the public resale of the shares of common stock issuable upon exercise of these options.

Option Agreements. As described above, on October 12, 2007, we issued options to our named executive officers and directors to purchase an aggregate of 6,300,000 shares of common stock (the “Initial D&O Options”). The Initial D&O Options have an exercise price of $0.50 per share, were fully vested and exercisable in full upon grant, and terminate five years from the date of grant. The Initial D&O Options contain lock-up provisions which provide that (i) prior to April 12, 2008, no shares of common stock issued upon exercise of the Initial D&O Options may be sold, and (ii) on or after April 12, 2008 and prior to October 12, 2008, 50% of the shares of common stock issued upon exercise of the Initial D&O Options may be sold. The Initial D&O Options also contain a repurchase right pursuant to which we can repurchase certain of the shares of common stock issued upon exercise of the Initial D&O Options at the exercise price in the event the holder resigns or is terminated for cause as follows: (A) if such for cause termination occurs prior to April 12, 2008, we can repurchase all shares issued upon exercise of the Initial D&O Options; (B) if resignation occurs prior to October 12, 2008, we can repurchase 50% of the shares issued upon exercise of the Initial D&O Options and (C) if such for cause termination occurs on or after April 12, 2008 and prior to October 12, 2008, we can repurchase 50% of the shares issued upon exercise of the Initial D&O Options.

In the event any of the named executive officers or directors are terminated without cause, the Initial D&O Options may be exercised for a period of two years following termination. In the event any of the named executive officers or directors are terminated for cause, then the Initial D&O Options immediately terminate. If any of the named executive officers or directors resign prior to October 12, 2008, then the Initial D&O Options may be exercised for 50% of the shares of common stock issuable under such option for a period of thirty days following resignation. If any of the named executive officers or directors resign on or after October 12, 2008, then the Initial D&O Options may be exercised for a period of thirty days following the resignation.

As described above, on October 15, 2007, we issued options to our named executive officers and directors to purchase an aggregate of 6,300,000 shares of common stock (the “Additional D&O Options”). The Additional D&O Options have an exercise price of $0.65 per share, were fully vested and exercisable in full upon grant, and terminate five years from the date of grant. The Additional D&O Options contain lock-up provisions which provide that (i) prior to April 15, 2009, no shares of common stock issued upon exercise of the Additional D&O Options may be sold, and (ii) on or after April 15, 2009 and prior to October 15, 2009, 50% of the shares of common stock issued upon exercise of the Additional D&O Options may be sold. The Additional D&O Options also contain a repurchase right pursuant to which we can repurchase certain of the shares of common stock issued upon exercise of the Additional D&O Options at the exercise price in the event the holder resigns, dies or is terminated as follows: (A) if the holder resigns or is terminated for cause prior to April 15, 2009, we can repurchase all shares issued upon exercise of the Additional D&O Options; (B) if the holder resigns or is terminated for cause on or after April 15, 2009 and prior to October 15, 2009, we can repurchase 50% of the shares issued upon exercise of the Additional D&O Options; and (C) if the holder dies or is terminated without cause prior to October 15, 2008, we can repurchase all shares issued upon exercise of the Additional D&O Options.

In the event any of the named executive officers or directors are terminated without cause prior to October 15, 2008 or are terminated for cause at any time, the Additional D&O Options shall immediately terminate. In the event any of named executive officers or directors are terminated without cause on or after October 15, 2008, the Additional D&O Options may be exercised for a period of two years following termination. If any of the named executive officers or directors resign on or after April 15, 2009 but prior to October 15, 2009, then the Additional D&O Options may be exercised for 50% of the shares of common stock issuable under such option for a period of thirty days following resignation. If any of the named executive officers or directors resign on or after October 15, 2009, then the Additional D&O Options may be exercised for a period of thirty days following the resignation.

Change of Control Provisions. The “Change of Control” provisions of the Initial D&O Options and the Additional D&O Options are consistent with the “Change of Control” provisions under our 2007 Stock Incentive Plan, which are more fully described in Item 12 below under the caption “2007 Stock Incentive Plan.”

Item 12.	Security Ownership of Certain Beneficial Owners and Managements and Related Stockholder Matters

The following table sets forth, as of March 25, 2008, information with respect to the securities holdings of all persons that the Company, pursuant to filings with the SEC and the Company’s stock transfer records, has reason to believe may be deemed the beneficial owner of more than five percent (5%) of the Common Stock. The following table also sets forth, as of such date, the beneficial ownership of the Common Stock by all current officers and directors of the Company, both individually and as a group, and all persons nominated to serve as directors of the Company.

The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of March 25, 2008 upon the exercise or conversion of any options, warrants or other convertible securities. This table has been prepared based on 69,952,749 shares of common stock outstanding on March 25, 2008. Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all common stock beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below, and has an address at Stock-Trak Group, Inc., 3500 De Maisonneuve West, 2 Place Alexis Nihon, Suite 1650, Montreal, Quebec, Canada, H3Z 3C1.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class

Rory Olson	10,048,000	(1)	14.4%

Andrew Gertler	790,000	(2)	1.1%

F. Bryson Farrill	200,000	(3)	*

Joel Leonoff	800,000	(4)	1.1%

Steve Shaper	600,000	(5)	*

Mitchell Rosen	2,850,000	(6)	4.1%

Mark Wolinsky	2,050,000	(7)	2.9%

William Friedman, Trustee 3350 Victoria Park Avenue Suite 1 Toronto, Ontario M5H 2N5	5,500,000		7.9%

Blue Moon Holdings Ltd 3700 Steeles Avenue West Woodbridge, Ontario L4L 8K8	5,791,667		8.3%

All directors and executive officers as a group (7 persons)	17,338,000	(8)	24.9%
_____________________

* Less than one percent (1%).

(1) Includes 7,300,000 shares issuable upon exercise of outstanding options. Does not include 150,000 shares issuable upon exercise of options subject to vesting.

(2)  Includes 750,000 common shares issuable upon the exercise of outstanding options. Does not include 18,000 shares issuable upon exercise of options subject to vesting.

(3)  Includes shares issuable upon exercise of outstanding options. Does not include 18,000 shares issuable upon exercise of options subject to vesting.

(4)  Does not include 250,000 shares issuable upon exercise of options subject to vesting.

(5) Includes 300,000 shares issuable upon exercise of outstanding options. Does not include 18,000 shares issuable upon exercise of options subject to vesting.

(6) Includes 2,050,000 shares issuable upon exercise of outstanding options. Does not include 150,000 shares issuable upon exercise of options subject to vesting.

(7)  Includes shares issuable upon the exercise of outstanding options. Does not include 150,000 shares issuable upon exercise of options subject to vesting.

(8) Includes 12,650,000 of shares issuable upon exercise of outstanding options.

Equity Compensation Plan Information

The following table sets forth information regarding the number of stock options, warrants, rights and similar securities that were outstanding at December 31, 2007 under equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders

2005 Amended Stock Plan	180,000	$2.00	2,835,000 (1)

Equity compensation plans not approved by security holders:

2007 Stock Incentive Plan	3,640,000	$0.51	2,360,000 (2)

Stock options issued to directors, officers and advisors	12,700,000	$0.575	N/A

Warrants issued to business partner and consultants	1,227,000	$2.13	N/A

Total	17,747,000	$0.68	5,195,000

(1)
Under the terms of the Amended 2005 Stock Plan, these shares of common stock may be awarded in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, and other equity-based or equity-related awards.

(2)
Under the terms of the 2007 Stock Incentive Plan, these shares of common stock may be awarded in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, and other equity-based or equity related awards.

Stock Options Issued to Directors and Officers

A description of the stock options issued to our directors and officers that were outstanding at December 31, 2007 is set forth in Item 11 above under the caption “Employment Agreements, Option Agreements, Change of Control and Severance Provisions.”

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

During the first quarter of 2007, we issued warrants to purchase 20,000 shares of our common stock for consulting services in connection with the private offering of units during the first quarter of 2007. The warrants have an exercise price of $2.50 per share, a term of two years, and are immediately exercisable in full. In the event of a consolidation or merger in which we are not the surviving corporation, lawful provision shall be made so that upon exercise of the warrant the holder shall be entitled to receive the number of shares of stock or other securities or property of the successor entity that such holder would have been entitled to receive if the warrant had been exercised immediately prior to such transaction, and the surviving corporation shall assume the obligations and liabilities of the warrant, subject to modifications as the board of directors in good faith deems appropriate.

In December 2007, we issued warrants to purchase 35,000 shares of our common stock for consulting services in connection with the private offering of units during the fourth quarter of 2007. The warrants have an exercise price of $0.35 per share, a term of two years, and are immediately exercisable in full. The terms of the warrants are in the same form as the warrants to purchase 2,136,000 shares of our common stock as described under “Recent Sales of Unregistered Securities”.

Warrants Issued to Business Partner

A description of the warrant issued to Creata Promotions (USA), Inc., is set forth in note 8 (b) of our consolidated financial statements beginning on Page F-1 of this report.

2007 Stock Incentive Plan

In 2007, our board of directors adopted the Stock-Trak Group, Inc (formerly Neutron Enterprises, Inc.) 2007 Stock Incentive Plan (the “2007 Plan”). As of December 31, 2007, we have issued options under the 2007 Plan to purchase 3,640,000 shares of our common stock. The major features of the 2007 Plan are summarized below, which summary is qualified in its entirety reference to by the actual text of the Plan.

Administration. The Plan is administered by our Board of Directors (the “Board”). The Board has full and final authority to interpret the 2007 Plan, select the persons to whom awards can be granted, and determine the amount and terms of any award. The Board may delegate authority to appropriate committees of the Board.

Eligible Participants. In general, eligible participants under the 2007 Plan include employees, officers, directors, consultants and advisors of the Company or its subsidiaries. Grants of options under the 2007 Plan are at the sole discretion of the Board or the committee, taking into account such factors as the Board or committee deems relevant.

Shares Available for Award. The aggregate number of shares of common stock which are available for awards under the 2007 Plan will not exceed 6,000,000 shares. The 2007 Plan provides for appropriate adjustments to the shares available under the 2007 Plan and the awards under the 2007 Plan in the event of a merger, consolidation, recapitalization, stock split, combination of shares, stock dividend or similar transaction involving the Company.

Types of Awards. The 2007 Plan authorizes the issuance of stock options, stock appreciation rights (“SARs”), restricted stock awards, restricted stock units, unrestricted stock awards and other equity based or equity related awards.

Stock Options issued under the 2007 Plan may take the Form of an incentive stock option (“ISO”) which complies with the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) or so-called “non-qualified stock options” that are not intended to so qualify. Although the 2007 Plan provides for the issuance of ISO’s, since the 2007 Plan was not approved by our stockholders’, we cannot issue ISO’s unless and until we obtain the requisite shareholder approval. The terms of any stock option grant under the 2007 Plan are set forth in the plan agreement and determined by the Board or committee. Anyone eligible to participate in the 2007 Plan may receive a grant of non-qualified stock options. Only employees of the Company and our subsidiaries may receive a grant of an ISO.

The Board or committee determines the period during which stock options are exercisable, subject to the limitation that term be no more than 10 years, unless granted to a person who holds more than 10% of the total combined voting power of all classes of our outstanding stock, in which case, such option must be exercised no later than five years from the date of grant.

The vesting period and exercise price per share of an option will be determined by the Board or committee except that the exercise price per share for a non-qualified stock option may not be less than 100% of the fair market value of a share of common stock on the date of grant. The exercise price per share for an ISO must be at least equal to the fair market value of a share of common stock on the date of grant unless granted to a person who holds more than 10% of the total combined voting power of all classes of stock of the Company or any of our subsidiaries, in which case, the exercise price per share must be no less than 110% of the fair market value of a share of common stock on the date of grant. To the extent that the aggregate fair market value of shares of common stock, determined on the date of grant, with respect to which ISOs become exercisable for the first time by a participant during any calendar year exceeds $100,000, such ISOs must be treated as non-qualified stock options.

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

Stock Awards may be granted to any individual eligible to participate in the 2007 Plan. A stock award will entitle a recipient to acquire shares of common stock of the Company subject to such restrictions as the Board or committee may determine at the time of grant.

Termination and Amendment. The 2007 Plan shall terminate on the tenth anniversary of its effective date. However, the 2007 Plan may be amended or terminated by the Board at any time. Unless otherwise determined by the Board, stockholder approval of any suspension, discontinuance, revision or amendment shall be obtained only to the extent necessary to comply with any applicable law, rule or regulation. To the extent required by Section 162(m), no Award granted to a Participant that is intended to comply with Section 162(m) after the date of such amendment shall become exercisable, realizable or vested, as applicable to such Award, unless and until such amendment shall have been approved by the Company’s stockholders if required by Section 162(m) (including the vote required under Section 162(m)). No Award shall be made that is conditioned upon stockholder approval of any amendment to the 2007 Plan.

Transferability. Except as the Board may otherwise determine or provide in an Award or as otherwise provided in the 2007 Plan, no Award or any right or obligation thereunder may be sold, exchanged, transferred, assigned, pledged, hypothecated or otherwise encumbered or disposed of, whether voluntarily or involuntarily, by the person to whom they are granted, except by will or the laws of descent and distribution. Awards are generally not transferable except by will or by the laws of descent and distribution and may be exercised during the lifetime of the participant only by the participant.

Change in Control. The 2007 Plan provides for immediate vesting of all options and stock appreciation rights upon the occurrence of a “Change in Control Event” (as defined in the agreement), unless specifically provided to the contrary in any specific option or stock appreciation right. In the event of a “Reorganization Event” (as defined in the agreement) (regardless of whether such event also constitutes a “Change in Control Event”), except as otherwise specifically provided to the contrary in any option or stock appreciation right, the 2007 Plan provides for all outstanding options and stock appreciation rights to either (i) be assumed by, or equivalent options or rights substituted by, the acquiring or succeeding corporation; or (ii) if the acquiring or succeeding corporation does not agree to assume or substitute for such options or rights, all then unexercised options and stock appreciation rights will become immediately exercisable in full as of a date prior to the completion of such Reorganization Event and will terminate immediately prior to the consummation of such Reorganization Event. In the event that a Reorganization Event provides for the payment of cash to our stockholders, the Board may instead provide that all outstanding options and stock appreciation rights will terminate upon the consummation of such Reorganization Event and for the holders of such options and stock appreciation rights to receive a cash payment equal to the amount (if any) by which the price paid to our stockholders exceeds the aggregate exercise price of such options or rights.

In the case of outstanding restricted stock or restricted unit awards, the 2007 Plan provides that upon a “Change In Control Event,” all restrictions applicable to such awards to automatically be deemed terminated or satisfied, except as specifically set forth to the contrary in any award. In the event of a “Reorganization Event” that is not a “Change in Control Event”, the repurchase and other rights of the Company under such restricted stock or restricted unit awards shall inure to the benefit of the Company’s successor and shall apply to the cash, securities or other property that the common stock was converted into or exchanged for pursuant to such Reorganization Event.

The 2007 Plan defines “Reorganization Event” to mean: (i) any merger or consolidation of the Company with or into another entity as a result of which all of the outstanding shares of common stock are converted into or exchanged for the right to receive cash, securities or other property; or (ii) any exchange of all outstanding shares of common stock for cash, securities or other property pursuant to a share exchange transaction.

The 2007 Plan defines a “Change in Control Event” to mean: (i) the acquisition by an individual, entity or group of 30% or more of the issued and outstanding shares of common stock of the Company or of the combined voting power of all outstanding securities of the Company unless such acquisition was directly from the Company, was acquired by an employee benefit plan of the Company, or resulted from an acquisition of the Company in which the stockholders of the Company immediately prior to the acquisition continue to own more than 50% of the Company’s outstanding voting securities and no person (except for the acquiring corporation or an employee benefit plan of such entity) beneficially owns in excess of 30% of the Company’s outstanding voting shares; (ii) an event as a result of which persons who were members of the Board of Directors of the Company on the date the New Plan was adopted or were nominated or elected by at least a majority of such directors fail to constitute a majority of the board of directors of the Company; or (iii) a merger, consolidation, reorganization, recapitalization, share exchange or sale or other disposition of all or substantially all assets of the Company unless immediately following such transaction, the stockholders of the Company immediately prior to such transaction continue to own more than 50% of the Company’s outstanding voting securities and no person (except for the acquiring corporation or an employee benefit plan of such entity) beneficially owns in excess of 30% of the Company’s outstanding voting shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

On December 14, 2007, we conducted the initial closing of our private placement of up to 16,000,000 shares of common stock and warrants to purchase an additional 16,000,000 shares of common stock. Rory Olson, our Chief Executive Officer, Mitchell Rosen, our Chief Financial Officer and Executive Vice President, Mark T. Brookshire, who formerly served as President of Stock-Trak and now serves as our Vice President of Sales, Branded Simulations and Education, as well as Steve Shaper, Andrew Gertler and Joel Leonoff, members of our Board of Directors, each participated in the private offering, on the same terms and conditions as the other investors, by purchasing an aggregate of 4,100,000 units, for gross proceeds of $1,025,000.

In November 2007, our wholly-owned subsidiary, Neutron Media Inc., secured Cdn$100,000 in bridge financing from Rory Olson, our Chief Executive Officer. The loan was secured by all assets of Neutron Media Inc. and was fully repaid in December 2007.

Director Independence

Our Board of Directors currently consists of Rory Olson, Andrew Gertler, F. Bryson Farrill, Steve Shaper and Joel Leonoff. Pursuant to Item 7 of Schedule 14A of the Securities Exchange Act of 1934, the Board has adopted the definition of “independent director” as set forth in the American Stock Exchange, or AMEX, Company Guide. In applying this definition, the Board has determined that Messrs. Farrill, Leonoff and Shaper qualify as “independent directors” pursuant to AMEX Company Guide Section 121, and are also independent for purposes of Section 10A(m)(3) of the Securities Exchange Act of 1934 and Section 803 of the AMEX Company Guide, applicable to audit committee members.

As of the date of the report, we maintain a separately designated audit, compensation and nominating committees. In applying the “independence standards” established by AMEX, the Board has determined that Andrew Gertler, who is a member of the audit and compensation committees of our board of directors is not “independent” for purposes of Section 803 of the AMEX Company Guide, applicable to audit, compensation and nominating committee members.

Item 14.	Principal Accountant Fees and Services.

The following table presents fees for professional audit services performed by PricewaterhouseCoopers for the audit of our annual financial statements for our fiscal year ended December 31, 2006 and by RSM Richter, LLP for the audit of our annual financial statements for our fiscal year ended December 31, 2007, and fees billed for other services rendered by Pricewaterhouse Coopers/ Staley Okada & Partners and RSM Richter LLP during 2006 and 2007, respectively.

	2007	2006
Audit Fees	$88,419	$93,757
Audit-Related Fees	5,614	-
Tax Fees	1,871	6,035

All Other Fees		0
Total Fees	$95,904	$99,792

Audit Fees consist of fees billed for professional services rendered by our principal accountant for the audit of our annual consolidated financial statements and review of our interim consolidated financial statements included in our quarterly reports and services that are normally provided by our principal accountant in connection with statutory and regulatory filings or engagements.

Audit-Related Fees consist of fees billed for assurance and related services rendered by our principal accountant that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”.

Tax Fees consists of fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance and filings.

All Other Fees consist of fees billed for products and services provided by our principal accountant, other than those services described above.

The audit committee of our board of directors approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates. It also meets with our independent auditors prior to the completion of our annual audit and reviews the results of their audit and review of our annual and interim consolidated financial statements, respectively. During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process. The chairman reports any interim pre-approvals at the following quarterly meeting. At each of the meetings, management and our independent auditors update our board of directors regarding material changes to any service engagement and related fee estimates as compared to amounts previously approved. During 2006 and 2007, all audit and non-audit services performed by our independent accountants were pre-approved by our audit committee in accordance with the foregoing procedures.

Item 15.	Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Exhibit
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Registration Statement on Form SB-2, Registration No. 333-56516, filed with the Commission on March 2, 2001)

3.2	Bylaws (incorporated by reference to Exhibit 3(ii) to the Company’s Registration Statement on Form SB-2, Registration No. 333-546516, filed with the Commission on March 2, 2001)

3.3	Amended and Restated Articles of Incorporation (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Commission on June 20, 2006)

3.4	Text of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on January 29, 2008)

4.1
Secured Note, dated March 23, 2007, made by the Company in favor of Caledonia Corporate Management Group Limited (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 29, 2007)

10.1
Option to Purchase 250,000 shares of Common Stock issued to Andrew Gertler on May 11, 2006 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-8, filed with the Commission on August 15, 2006)

10.2
Employment Agreement by and between the Company and Mitchell Rosen, dated June 20, 2006 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006)

10.3
Employment Agreement by and between the Company and Mark Wolinsky, dated June 20, 2006 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006)

10.4
Employment Agreement by and between the Company and Rory Olson, dated June 26, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8, filed with the Commission on August 15, 2006)

10.5
Option to Purchase 4,000,000 shares of Common Stock issued to Rory Olson on June 26, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8, filed with the Commission on August 15, 2006)

10.6
Option to Purchase 1,500,000 shares of Common Stock issued to Mitchell Rosen on July 1, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8, filed with the Commission on August 15, 2006)

10.7
Option to Purchase 800,000 shares of Common Stock issued to Mark Wolinsky on July 1, 2006 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-8, filed with the Commission on August 15, 2006)

10.8
Form of Subscription Agreement by and between the Company and Purchasers of Units consisting of Common Stock and Warrants (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 9, 2006)

10.9
Form of Warrant issued to Purchasers of Units in the Unit Offering consisting of Common Stock and Warrants (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 9, 2006)

10.10
Form of Warrant issued to Alliance Investment Management Inc. in the Unit Offering consisting of Common Stock and Warrants (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on November 9, 2006)

10.11
Form of Subscription Agreement by and between the Company and Purchasers of Units consisting of Common Stock and Warrants (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2006)

10.12
General Security Agreement, dated March 23, 2007, by and between the Company and Caledonia Corporate Management Group Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 29, 2007)

10.13
Memorandum of Agreement, dated effective April 30, 2007, by and between the Company and Ciaran Griffin (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 2, 2007)

10.14	Neutron Enterprises, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 18, 2007)

10.15
Form of Option Agreement, dated October 12, 2007, by and between the Company and certain executive officers and directors (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on October 18, 2007)

10.16
Form of Option Agreement, dated October 15, 2007, by and between the Company and certain executive officers and directors (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on October 18, 2007)

10.17
Form of Option Agreement under the Neutron Enterprises, Inc. 2007 Stock Incentive Plan, dated October 12, 2007, by and between the Company and certain of its officers, employees, consultants and advisors (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on October 18, 2007)

10.18
Form of Option Agreement under the Neutron Enterprises, Inc. 2007 Stock Incentive Plan, dated October 15, 2007, by and between the Company and certain of its officers, employees, consultants and advisors (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Commission on October 18, 2007)

10.19
Letter Agreement dated October 17, 2007 by and between the Company and Rory Olson (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Commission on October 18, 2007)

10.20
Form of Subscription Agreement for Canadian investors by and between the Company and Purchasers of Units consisting of Common Stock and Warrants (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 18, 2007)

10.21
Form of Subscription Agreement for non-Canadian investors by and between the Company and Purchasers of Units consisting of Common Stock and Warrants (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on December 18, 2007)

10.22
Form of Warrant issued to Purchasers of Units in the Private Offering consisting of Common Stock and Warrants (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on December 18, 2007)

16.1
Letter from Pricewaterhouse Coopers, Certified Public Accountants, regarding the change in independent accountant (incorporated by reference to Exhibit 16.1 to the Company’s Report on Form 8-K filed with the Commission on April 24, 2007)

21.1**	Subsidiaries of the Company

23.1**	Consent of RSM Richter, LLP , Chartered Accountants

23.2**	Consent of PricewaterhouseCoopers LLP, Chartered Accountants

31.1**	Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2**	Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer and Chief Financial Officer of Registrant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STOCK-TRAK GROUP, INC.

Date: March 28, 2008	By:	/s/ Rory Olson
Rory Olson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rory Olson	Chief Executive Officer and	March 28, 2008
Rory Olson	Chairman of the Board of
Directors (Principal Executive
Officer)

/s/ Mitchell Rosen	Chief Financial Officer	March 28, 2008
Mitchell Rosen	(Principal Financial and
Accounting Officer)

/s/ Andrew Gertler	Director	March28, 2008
Andrew Gertler

/s/ F. Bryson Farrill	Director	March 28, 2008
F. Bryson Farrill

/s/ Steve Shaper	Director	March 28, 2008
Steve Shaper

/s/ Joel Leonoff	Director	March 28, 2008
Joel Leonoff

EXHIBIT INDEX

Exhibit Number	Description

21.1	Subsidiaries of the Company

23.1	Consent of RSM Richter, LLP , Chartered Accountants

23.2	Consent of PricewaterhouseCoopers LLP, Chartered Accountants

31.1	Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Registrant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

STOCK-TRAK GROUP, INC.
(FORMERLY NEUTRON ENTERPRISES, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

DECEMBER 31, 2007

Contents

Consolidated Financial Statements

Auditors’ Report - RSM Richter LLP	F-2

Auditors’ Report - Pricewaterhouse Coopers LLP	F-3

Consolidated Balance Sheets	F-4

Consolidated Statements of Operations	F-5

Consolidated Statement of Shareholders’ Equity	F-6

Consolidated Statements of Cash Flows	F-7-8

Notes to Consolidated Financial Statements	F-9-38

[LETTERHEAD FOR RSM RICHTER]

Report of Independent Registered
Public Accounting Firm

To the Shareholders and Board of Directors of
Stock-Trak Group, Inc.
(formerly Neutron Enterprises, Inc.)

We have audited the accompanying consolidated balance sheet of Stock-Trak Group, Inc. (formerly Neutron Enterprises, Inc.) as at December 31, 2007 and the consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2007 and the results of its operations and the changes in its financial position for the year ended December 31, 2007 in accordance with accounting principles generally accepted in the United States.

We were not engaged to examine management's assertion about the effectiveness of the Company's internal control over financial reporting at December 31, 2007 included in Item 9A (T) of the 10-K filing and, accordingly, we do not express an opinion thereon.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(b) to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of $52,541,136, both of which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1(b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The unaudited pro forma information in note 14 is not covered in our report.

/s/ RSM Richter, LLP

Chartered Accountants

Montreal, Canada
March 26, 2008

[LETTERHEAD FOR PRICEWATERHOUSECOOPERS]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS OF
STOCK-TRAK GROUP, INC. (FORMERLY NEUTRON ENTERPRISES, INC.)

In our opinion, the accompanying consolidated balance sheet as at December 31, 2006 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 2006 present fairly, in all material respects, the financial position of Stock-Trak Group Inc. (formerly Neutron Enterprises, Inc.) (the "Company") at December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying 2006 financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company is dependent upon financing to continue operations and has suffered recurring losses from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The unaudited pro forma financial information included in note 14 relates to an acquisition occurring in the year ended December 31, 2007.

/s/ PricewaterhouseCoopers LLP
Chartered Accountants
Vancouver, British Columbia, Canada

March 28, 2007

Stock-Trak Group, Inc.
(Formerly Neutron Enterprises, Inc.)
Consolidated Balance Sheets
(Expressed in United States dollars

	December 31	December 31
As at:	2007	2006

Assets

Current
Cash and cash equivalents	$3,165,244	$2,804,544
Accounts receivable (Note 3)	1,029,499	530,303
Subscriptions receivable (Note 8 (l))	144,000	-
Prepaid expenses and deposits	252,451	124,320
Deferred charges (Note 11(b))	25,640	-
	4,616,834	3,459,167

Software development, net of accumulated amortization of $270,180; 2006 - nil	541,994	176,524
Property and equipment (Note 5)	172,188	84,694
Acquisition costs (Note 4)	-	86,310
Intangible assets, net of accumulated amortization of $355,333 (Note 4)	982,667	-
Goodwill (Note 4)	2,103,848	-
	$8,417,531	$3,806,695

Liabilities and Shareholders' Equity

Current
Accounts payable	$534,897	$186,566
Accrued liabilities	336,372	465,188
Deferred revenue	396,482	193,626
Deferred rent	12,357	-
Secured convertible note payable (Note 7)	2,230,257	-
Due to related parties (Note 6)	-	93,727
	3,510,365	939,107

Commitments and contingency (Note 12)

Shareholders’ Equity
Common shares (Note 8)	69,463	48,418
Capital in excess of par value	57,165,873	39,955,397
Deficit	(52,541,136)	(37,154,950)
Accumulated other comprehensive income	212,966	18,723
	4,907,166	2,867,588

	$8,417,531	$3,806,695

Going concern uncertainty - see note 1
The accompanying notes are an integral part of these financial statements.

 Stock-Trak Group, Inc.
(Formerly Neutron Enterprises, Inc.)
Consolidated Statements of Operations
(Expressed in United States dollars)

For the years ended December 31	2007	2006

Revenue (Notes 11 and 13)	$3,561,418	$2,098,637

Cost of revenue/goods sold	672,999	1,040,606
	2,888,419	1,058,031
Operating expenses:
Salaries and benefits excluding the undernoted stock-based compensation (Note 8(a))	3,595,655	1,489,245
General and administrative excluding the undernoted stock-based compensation	2,323,738	1,301,289
Stock-based compensation (Notes 8(e) and 9)	8,866,878	7,136,992
Foreign exchange	175,867	(367)
Occupancy costs	261,707	223,035
Depreciation and amortization	666,966	27,424
Interest expense	87,794	41,088
Cancellation of warrants compensation (Note 8(k))	2,296,000	-
	18,274,605	10,218,706

Net Loss	$(15,386,186)	$(9,160,675)

Net loss per share
Basic and Fully Diluted	$(0.30)	$(0.20)

Weighted average number of common shares outstanding - basic and fully diluted	50,812,336	45,944,281

The accompanying notes are an integral part of these financial statements.

 Stock-Trak Group, Inc.
(Formerly Neutron Enterprises, Inc.)
Consolidated Statement of Shareholders’ Equity
(Expressed in United States dollars

	Common Shares		Capital in		Accumulated
			Excess of	Accumulated	Comprehensive
	Shares	Amount	Par Value	Deficit	Income (Loss)	Total

Balances, December 31, 2005	45,680,000	$45,680	$28,544,268	$(27,994,275)	$27,296	$622,969

Common shares issued for cash (Note 8 (h))	2,150,000	2,150	2,937,004	-	-	2,939,154
Warrants issued with shares (Note 8 (h))	-	-	1,145,846	-	-	1,145,846
Shares issued for services (Note 8 (d))	87,500	88	191,787	-	-	191,875
Options issued as compensation (Note 9)	-	-	5,936,992	-	-	5,936,992
Common shares issued as compensation (Note 8(e))	500,000	500	1,199,500	-	-	1,200,000
Cumulative translation adjustment	-	-	-	-	(8,573)	(8,573)
Net loss	-	-	-	(9,160,675)	-	(9,160,675)
Balances, December 31, 2006	48,417,500	$48,418	$39,955,397	$(37,154,950)	$18,723	$2,867,588

Common shares issued for cash (Note 8 (j))	250,000	250	424,398	-	-	424,648
Warrants issued with shares (Note 8 (j))	-	-	65,352	-	-	65,352
Common shares issued for acquisition
of Stock-Trak, Inc. (Notes 4 and 8(i))	647,249	647	1,499,353	-	-	1,500,000
Excess of consideration paid over vested
expense of options repurchased (Note 4)	-	-	23,199	-	-	23,199
Common shares issued for cash (Note 8 (l))	14,348,000	14,348	2,827,402	-	-	2,841,750
Warrants issued with shares (Note 8(l))	-	-	736,500	-	-	736,500
Write-off, due to related parties (Note 6)	-	-	93,727	-	-	93,727
Options issued as compensation (Note 9)	-	-	8,843,679	-	-	8,843,679
Common shares issued for services received (Note 8(f))	50,000	50	89,283	-	-	89,333
Issuance of common shares (Note 8 (a))	150,000	150	261,850	-		262,000
Cancellation of warrants compensation (Note 8 (k))	5,600,000	5,600	2,290,400	-	-	2,296,000
Common shares earned for services received (Note 12(c))	-	-	55,333	-	-	55,333
Cumulative translation adjustment	-	-	-	-	194,243	194,243
Net loss	-	-	-	(15,386,186)	-	(15,386,186)
Balances, December 31, 2007	69,462,749	$69,463	$57,165,873	$(52,541,136)	$212,966	$4,907,166

The accompanying notes are an integral part of these financial statements.

 Stock-Trak Group, Inc.
(Formerly Neutron Enterprises, Inc.)
Consolidated Statements of Cash Flows
(Expressed in United States dollars)

For the years ended December 31	2007	2006

Cash flows from operating activities
Net loss	$(15,386,186)	$(9,160,675)
Items not involving cash
Depreciation and amortization	666,966	27,424
Common shares issued for services received	89,333	191,875
Stock-based compensation	8,866,878	7,136,992
Accrued interest	130,257	(12,594)
Write-down of inventory	-	269,254
Common shares earned for services received	55,333	-
Cancellation of warrants compensation	2,296,000	-
Issuance of common shares	262,000	-
Barter transaction	(25,640)	-
Cumulative translation adjustments	194,243	(8,573)
Net change in non-cash working capital balances
(net of acquisition):
Accounts receivable	(398,143)	(253,881)
Prepaid expenses and deposits	(122,037)	(61,190)
Accounts payable	256,819	89,361
Accrued liabilities	(128,816)	226,809
Deferred revenue	187,856	(47,444)
Deferred rent	12,357	-
Due from former shareholder, Stock-Trak, Inc.	88,061	-
Effect of exchange rate changes on cash and cash equivalents	(75,742)	-
Net cash used in operating activities	(3,030,461)	(1,602,642)

Cash flows from financing activities
Loans payable	350,000	1,010,000
Repayment of loans payable	(350,000)	(1,209,138)
Secured convertible note payable	2,100,000	-
Proceeds from issuance of shares and warrants	3,924,250	4,085,000
Line of credit	(20,000)	-
Net cash provided by financing activities	6,004,250	3,885,862

The accompanying notes are an integral part of these financial statements.

Stock-Trak Group, Inc.
(Formerly Neutron Enterprises, Inc.)
Consolidated Statements of Cash Flows
(Expressed in United States dollars)

For the years ended December 31	2007	2006

Cash flows from investing activities
Purchase of property and equipment	(108,063)	(15,849)
Proceeds on disposition of assets	-	706,000
Acquisition of Stock-Trak, Inc.	(1,945,118)	(86,310)
Software development	(635,650)	(176,524)
Net cash provided by (used in) investing activities	(2,688,831)	427,317

Effect of exchange rate changes on cash and cash equivalents	75,742	-

Net increase in cash and cash equivalents	360,700	2,710,537
Cash and cash equivalents, beginning of year	2,804,544	94,007

Cash and cash equivalents, end of year	$3,165,244	$2,804,544

Supplemental cash flow information:
Interest paid	$2,399	$59,913
Taxes paid	$-	$-

Supplemental disclosure of non-cash transactions:
Common shares issued for services received	$89,333	$191,875
Stock-based compensation	$8,866,878	$7,136,992
Issuance of common shares	$262,000	$-
Cancellation of warrants compensation	$2,296,000	$-
Common shares issued for acquisition of Stock-Trak, Inc.	$1,500,000	$-
Common shares earned for services received	$55,333	$-
Barter transaction (Note 11(b))	$25,640	$-

The accompanying notes are an integral part of these financial statements.

Stock-Trak Group, Inc.
(Formerly Neutron Enterprises, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006
(Expressed in United States dollars)

1.	Nature of Business

Stock-Trak Group, Inc. (formerly Neutron Enterprises, Inc.) (“the Company”) is a Nevada corporation incorporated on December 28, 2000. It was based in Vancouver, British Columbia, Canada until February 2004. In February 2004, the Company moved its office to Los Angeles, California, U.S.A. In 2005, the Company opened offices in Mississauga, Ontario, Canada, and in 2007, moved its head office to Montreal, Quebec, Canada.

Effective January 25, 2008, the Company changed its name from Neutron Enterprises, Inc. to Stock-Trak Group, Inc.

The Company and its subsidiaries operate in two distinct segments: (i) event marketing; and (ii) stock market simulation services for the educational, corporate and consumer markets. The Company’s event marketing segment generates revenue through advertising, marketing and brand messaging sales at premium locations and special events throughout the United States of America.

The Company’s stock market simulation business generates revenue by providing comprehensive financial simulation services to the corporate and educational markets. In addition, the Company has developed and is currently promoting on-line skill-based stock market simulation contests where it currently generates revenue through advertising and expects to generate future revenue through advertising, sponsorships and sales of premium content.

Basis of Presentation

(a)	The consolidated financial statements, presented in United States dollars, have been prepared by management in accordance with generally accepted accounting principles in the United States.

(b)	Going Concern and Liquidity Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at December 31, 2007, the Company had an accumulated deficit of $52,541,136 and working capital of $1,106,469. For the year ended December 31, 2007, the Company incurred a net loss of $15,386,186. Substantial portions of these losses are attributable to non-cash expenses such as $8,866,878 of stock-based compensation, $666,966 of depreciation and amortization, $89,333 of common shares issued for services received, $55,333 of common shares earned for services received, $262,000 related to the issuance of common shares, and $2,296,000 related to the cancellation of warrants compensation.

To date, management has been able to finance its operations through the issuance of common shares and warrants and proceeds from its secured convertible note payable which matures in September 2008. In order to meet its business objectives, the Company will be required to raise additional financing and/or renegotiate its secured convertible note payable. Such funding or debt renegotiation may be required sooner than currently anticipated or to cover unforeseen expenses. In addition, there is no assurance that the Company will be successful in obtaining such funding or debt renegotiation on terms satisfactory to the Company, if at all.

Stock-Trak Group, Inc.
(Formerly Neutron Enterprises, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006
(Expressed in United States dollars)
1.   Nature of Business (cont’d)

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining operations over the next twelve months and beyond. These steps include (a) controlling overhead and expenses (b) expanding sales and marketing to new customers and markets (c) executing a strategy to further monetize its stock market simulation contests; and (d) raising additional capital or renegotiating its existing convertible debenture facility. Although management believes that its current and future plans will enable the Company to continue as a going concern, there is no assurance that these plans will be met.

As a result of these factors there is substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Such adjustments could be material.

2.	Significant Accounting Policies

Change in Accounting Policy

On June 28, 2006, the FASB ratified the EITF’s consensus reached on EITF 06-3, which relates to the income statement presentation of taxes collected from customers and remitted to government authorities. The Task Force affirmed as a consensus on this issue that the presentation of taxes on either a gross basis or a net basis within the scope of EITF 06-3 is an accounting policy decision that should be disclosed pursuant to APB 22. A company should disclose the amount of those taxes that is recognized on a gross basis in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The Company adopted EITF 06-3 on January 1, 2007. While the amounts are not material, the Company’s policy is to present such taxes on a net basis in the consolidated statements of operations.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned Canadian subsidiaries, Neutron Media Inc. (“Neutron Media”) and 4234260 Canada Inc., and its U.S. subsidiary, Stock-Trak, Inc. (“Stock-Trak”). Significant intercompany balances and transactions are eliminated on consolidation.

Use of Estimates

The preparation of financial statements in accordance with United States Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include the allowance for doubtful accounts, recovery of future income taxes, goodwill and annual goodwill impairment test, useful lives and impairment of long-lived assets, stock-based compensation costs, determination of the fair value of the intangible assets on recent acquisitions, determination of the fair value of the warrants issued on the private placement and the resulting impact on the allocation of the proceeds between the shares and warrants. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all cash in banks, money market funds, and certificates of deposit with a maturity of less than three months to be cash equivalents.

Stock-Trak Group, Inc.
(Formerly Neutron Enterprises, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006
(Expressed in United States dollars)
2.    Significant Accounting Policies (cont’d)

Property and Equipment

Property and equipment are recorded at cost and are amortized (depreciated) over their estimated useful lives as follows:

Asset	Basis	Rate

Computer equipment and software	Declining balance	30%
Furniture and equipment	Declining balance	20%
Leasehold improvements	Straight line	initial term of lease
		+ 1 option period

Amortization (depreciation) commences at the time when the assets are available for use.

Foreign Currency Translation

The Company’s functional currency, and that of its U.S. subsidiary, is the U.S dollar. The Company has determined that the functional currency of its two Canadian subsidiaries is the Canadian dollar.

All transactions initiated in Canadian dollars are translated into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:

a)	Assets and liabilities at the rate of exchange in effect at the balance sheet date; and

b)	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are deferred until realization and are included as a separate component of shareholders’ equity as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net loss but are reported as a component of other comprehensive income (loss).

The Company translates foreign currency transactions into the Company’s functional currency at the exchange rate effective on the transaction date. If the exchange rate changes between the date of the transaction and the time actual payment is made or recorded, a foreign exchange transaction gain or loss results which is included in determining net loss for the year.

Revenue Recognition

During fiscal 2006, we derived our revenue primarily from two sources: (i) product sales revenue and (ii) revenue arising from the sale of advertising on L.E.D. screens, which we refer to as “Event Marketing.” Pursuant to the sale of our signage business during the third quarter of 2006, product sales ceased. Prior to the sale, product sales revenues were recognized when all of the following criteria were met: persuasive evidence for an arrangement existed; delivery had occurred; the fee was fixed or determinable; and collection was reasonably assured. In 2007, advertising revenues from our event marketing and stock market simulation segments are generally recognized as the related advertising is aired. Software revenue derived from our branded stock market simulations is recognized in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, when all of the following conditions are met: persuasive evidence of an arrangement exists, there is evidence that delivery has occurred and the customer has accepted the software, the total sales price is fixed and determinable and

Stock-Trak Group, Inc.
(Formerly Neutron Enterprises, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006
(Expressed in United States dollars)

2.    Significant Accounting Policies (cont’d)

collectability is probable. Due to the fact that on-going service support is essential to the functionality of the software, the entire arrangement fee is recognized straight-line over the period during which the services are performed.

Comprehensive Income

The Company uses SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended December 31, 2007, the Company’s comprehensive loss was comprised of net loss and foreign currency translation adjustments.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, consisting of its cash and cash equivalents, accounts receivable, subscriptions receivable, accounts payable, accrued liabilities, amounts due to related parties and secured convertible note payable materially approximate their respective fair values at each balance sheet date due to the immediate or short-term maturity of these instruments.

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

Risk Management Activities

(a)	Currency Risk:

The Company is subject to currency risk through its activities in Canada. Changes in the exchange rate affect the operating results of the Company. The Company does not use derivative instruments to reduce its exposure to foreign currency risk. However, dependent on the nature, amount and timing of foreign currency receipts and payments, in the future, the Company may enter into foreign currency contracts to mitigate the associated risks. As at December 31, 2007, there were no foreign currency contracts outstanding.

(b)	Credit Risk:

The Company manages its credit risk with respect to accounts receivable by billing whenever possible in advance of rendering services. The Company, in the normal course of business, monitors the financial condition of its customers and reviews the credit history of each significant new customer. The Company does not have a significant exposure to any individual customer or counterparty. The Company establishes an allowance for doubtful accounts that corresponds to the credit risk of its specific customers, historical trends and economic circumstances. The Company does not believe that it is exposed to an unusual level of customer credit risk. As at December 31, 2007, one customer represented 5.05% of accounts receivable (2006 - 8.5%).

Stock-Trak Group, Inc.
(Formerly Neutron Enterprises, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006
(Expressed in United States dollars)

2.    Significant Accounting Policies (cont’d)

Advertising

The cost of advertising is expensed as incurred. The Company incurred approximately $325,000 in advertising for the year ended December 31, 2007 (2006 - $22,637).

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

Under this method, future income taxes are recognized at the enacted tax rate expected to be applicable at the date of reversal for all significant temporary differences between the tax and accounting bases of assets and liabilities and for certain tax carryforward items. Future income tax assets are recognized only to the extent that, in the opinion of management, it is more likely than not that the future income tax assets will be realized. Future income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment of the change.

In July 2006, the FASB released FIN 48, “Uncertainty in Income Taxes,” which defines accounting for uncertain tax positions and includes amendments to SFAS No. 109. We adopted FIN 48 on January 1, 2007 (our first fiscal year after December 15, 2006). See Note 10 for additional information.

Stock-Based Compensation

The Company follows Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payments”. Compensation expense for stock options awards are measured at the fair value at the grant date using the Black-Scholes valuation model and is recognized over the periods of requisite service during which each tranche of stock options is earned, using the graded vesting attribution method.

The Company estimates its forfeitures rate in order to determine its compensation expense arising from stock-based awards.

The Company uses the Black-Scholes-Merton option pricing model which requires the input of highly subjective assumptions. These assumptions, including estimating the length of time option holders will retain their stock options before exercising them (“the expected term”), the expected volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). The amount of stock-based compensation recognized in the consolidated statement of operations could be materially different under different assumptions.

Stock-Trak Group, Inc.
(Formerly Neutron Enterprises, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006
(Expressed in United States dollars)

2.    Significant Accounting Policies (cont’d)

Earnings (Loss) Per Share

The Company computes net loss per common share using SFAS No. 128 "Earnings Per Share." Basic loss per common share is computed based on the weighted average number of shares outstanding for the year. The convertible debt, warrants and stock options have been excluded from the calculation of diluted loss per share since they are anti-dilutive. Diluted loss per share is computed by dividing net loss by the weighted average common shares outstanding assuming all dilutive potential common shares were issued.

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

Deferred Rent

The Company recognizes rental expense on a straight-line basis over the lease terms. Deferred rent represents the difference between the rental expense as calculated on a straight-line basis and actual cash outflows.

Software Development

The Company uses SOP 98-1, “Accounting for the Costs of Computer Software Developed for Internal Use”. Under this standard, the Company capitalizes the costs incurred in the development of its platform being used for its stock market simulation contests. Costs are capitalized until the development stage has been completed, after which they are amortized over a period estimated to represent the useful life of the software. The software is for internal use. Approximately $405,000 of the capitalized costs relate to software whereby the development stage has been completed. Such costs are being amortized, commencing July 2007, over the estimated remaining useful life of nine months. The remaining $407,000 of capitalized costs represent costs incurred in relation to a new version of our platform which is currently under development. Amortization of those costs has not yet commenced.

Intangible Assets

Intangible assets comprise technology, tradename and customer relationships acquired pursuant to the acquisition of Stock-Trak (note 4) and are being amortized over their estimated useful lives. The costs allocated and related amortization expenses are based on the final allocation of the purchase price as further detailed in note 4. The Company must make estimates and judgements regarding the future utility and carrying value of the intangible assets.

Stock-Trak Group, Inc.
(Formerly Neutron Enterprises, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006
(Expressed in United States dollars)

2.    Significant Accounting Policies (cont’d)

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination (note 4). Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired. Impairment is identified by comparing the fair value of the reporting unit to which goodwill relates to its carrying value. To the extent a reporting unit’s carrying amount exceeds its fair value, the Company measures the amount of impairment by the excess of the carrying value over the implied fair value of goodwill. The impairment is charged to income (loss) in the period in which it is determined.

Long-Lived Assets

Long-lived assets, comprising intangible assets, property and equipment, and software development costs, are reviewed for impairment if events or changes in circumstances indicate that the carrying value may not be recoverable.  If the sum of the undiscounted future cash flows expected from use and residual value is less than carrying amount, the long-lived asset is considered impaired.  An impairment loss is measured as the amount by which the carrying value of the long-lived asset exceeds its fair value.

Future Accounting Changes

(a) In September 2006, FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands fair value disclosures. The standard does not require any new fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007. Management is currently assessing the impact on the Company's financial statements.

(b) In February 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No.159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS159), which includes an amendment to FASB Statement No.115.

SFAS159 allows permits entities to choose, at specified election dates, to measure eligible financial assets and financial liabilities at fair value (referred to as the “fair value option”) and report associated unrealized gains and losses in earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of this standard on its consolidated financial statements.

(c) In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect SFAS 141R will have an impact on our accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in the future.

Stock-Trak Group, Inc.
(Formerly Neutron Enterprises, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006
(Expressed in United States dollars)

2.    Significant Accounting Policies (cont’d)

(d) In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the Consolidated Statement of Operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The guidance will become effective for the fiscal year beginning after December 15, 2008. We expect SFAS No. 160 will have an impact on our accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in the future.

3.    Accounts Receivable

	2007	2006

Trade Receivables	$984,926	$498,875
Other Receivables	44,573	31,428

	$1,029,499	$530,303

Trade receivables are shown net of an allowance for doubtful accounts of $32,311 (2006 - $NIL).

4.    Acquisition of Business

On November 29, 2006, the Company entered into a merger agreement with Stock-Trak, a Georgia corporation. On January 3, 2007, the merger agreement was closed and Stock-Trak became a wholly- owned subsidiary of the Company. Stock-Trak is an Atlanta, Georgia based provider of stock market simulation services to the educational and corporate markets. In consideration for the merger, the Company issued or paid, as applicable, to the sole shareholder of Stock-Trak: (i) 647,249 common shares of the Company and (ii) $1,987,000 of cash. The $1,987,000 cash payment was subject to a post-closing adjustment to the extent that the total assets less the total of liabilities of Stock-Trak on January 3, 2007, were greater or less than $150,000. The cash payment, as adjusted for post-closing adjustments, amounted to $1,928,476.

Acquisition costs totalling $105,848 (December 31, 2006 - $86,310) represent legal and other costs incurred as a result of this merger and have been included in the cost of acquisition below.

The number of common shares issued pursuant to the merger was based on a value of $2.3175 per share. Accordingly, the aggregate value of the common shares issued amounted to $1,500,000.

The Company accounts for this acquisition using the purchase method of accounting.

Stock-Trak Group, Inc.
(Formerly Neutron Enterprises, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006
(Expressed in United States dollars)

4.    Acquisition of Business (cont’d)

The assigned values of the assets and liabilities purchased based on our final allocation are as follows:

Assets:

Cash	$2,896
Accounts receivable	101,053
Due from former sole shareholder	88,061
Prepaids and deposits	6,094
Property and equipment	20,884
Intangible assets	1,338,000
Goodwill	2,103,848
3,660,836

Liabilities:

Accounts payable and accrued liabilities	91,512
Line of credit	20,000
Deferred revenue	15,000
126,512

Cost of acquisition	$3,534,324

Included in total U.S. source assets for our stock market simulation segment as detailed in note 13 is the goodwill and intangible assets acquired upon acquisition of Stock-Trak.

Intangible assets comprise the following:

	Cost	Accumulated Amortization	Net Book Value
Technology	$449,000	$149,667	$299,333
Tradename	209,000	69,666	139,334
Customer relationships	680,000	136,000	544,000
	$1,338,000	$355,333	$982,667

Aggregate amortization expense related to intangible assets was $355,333 for the year ended December 31,
2007. Estimated annual amortization expense for the next five years is: 2008 − $355,333; 2009 −
$355,334; 2010 − $136,000; and 2011 − $136,000. The remaining lives of the following intangible assets at December 31, 2007 are: customer relationships 4 years; and technology and tradename 2 years.

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

Stock-Trak Group, Inc.
(Formerly Neutron Enterprises, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006
(Expressed in United States dollars)

4.   Acquisition of Business (cont’d)

Prior to the merger, Stock-Trak had a stock-based compensation plan for its employees (the “Plan”). Pursuant to the terms of the Plan, all outstanding options granted under the Plan were repurchased by Stock-Trak in conjunction with the merger agreement. Option grantees were paid an aggregate of $74,975, representing the excess of the fair market value at the date of the merger over the exercise price per option. Immediately prior to the merger, a total of $51,776 was expensed as stock-based compensation related to such options in Stock-Trak’s books and records. The difference between the aggregate payment to grantees and the amount previously expensed amounted to $23,199. Such amount has been included in the Company’s statement of operations under stock-based compensation with the offset included in a separate component of shareholders’ equity, capital in excess of par value.

The results of operations of Stock-Trak have been included in the consolidated financial statements since the date of acquisition.

5.     Property and Equipment

	Cost	Accumulated Amortization	Net Book Value

2007

Computer equipment and software	$199,482	$71,714	$127,768
Furniture and equipment	39,906	15,061	24,845
Leasehold improvements	34,398	14,823	19,575

	$273,786	$101,598	$172,188

2006

Computer equipment and software	$99,483	$43,754	$55,729
Furniture and equipment	28,799	10,247	18,552
Leasehold improvements	16,557	6,144	10,413

	$144,839	$60,145	$84,694

Stock-Trak Group, Inc.
(Formerly Neutron Enterprises, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006
(Expressed in United States dollars)

6.    Related Party Transactions

As discussed in Note 16, during fiscal 2006, the Company sold certain assets related to its signage business to a former executive of the Company.

As of December 31, 2006, the Company’s financial statements reflected a liability owing to a former director and officer on an unsecured interest bearing promissory note in the amount of $68,727, due on demand with interest calculated at a rate of 10% per annum (compounded annually). As of December 31, 2006, the Company’s financial statements also reflected a liability owing to a shareholder in the amount of $25,000. This loan was unsecured, non-interest bearing and due on demand. During the year ended December 31, 2007, management determined that a complete write-off was required on both loans payable.

On September 28, 2007, the former director and officer (the “plaintiff”) filed a civil complaint against the Company demanding repayment of the promissory note plus damages. The plaintiff is claiming that the obligation under the promissory note as at December 31, 2007 amounts to approximately $90,000, inclusive of interest at 10% compounded annually. Management believes that the claim is unsupported and without merit and, accordingly, no provision has been made for the claim.

In November 2007, the Company’s wholly-owned subsidiary, Neutron Media Inc., secured $100,000 Canadian of bridge financing from an officer of the Company. The loan was secured by all of Neutron Media Inc.’s assets. The loan was fully repaid in December 2007.

Included in the $3,587,000 of cash proceeds collected pursuant to the private placement as described in note 8(l), is $1,025,000 collected from executives, senior management and directors of the Company.

Related party transactions are recorded at the exchange amount, being the amount agreed to by the related parties.

7.    Secured Convertible Note Payable

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

The note contains a provision allowing for the conversion of all or a portion of the principal and accrued interest outstanding into common shares of the Company at the option of the holder at a conversion price of $2.50 per share. Total interest accrued and capitalized to the note amounts to $130,257 as at December 31, 2007. As at December 31, 2007, the note is convertible into at least 892,102 common shares.

Stock-Trak Group, Inc.
(Formerly Neutron Enterprises, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006
(Expressed in United States dollars)

8.    Common Shares

Authorized: 200,000,000 common shares $0.001 par value and 10,000,000 preferred shares $0.001 par value.

a)
As at December 31, 2006, the Company, through its wholly-owned subsidiary, Neutron Media Inc., held in escrow 200,000 Class E exchangeable shares (“Exchangeable Shares”) related to a prior acquisition.

Each Exchangeable Share can be converted, at the option of the holder, to one common share of Stock-Trak Group, Inc (formerly Neutron Enterprises, Inc.) with no additional consideration given.

Neutron Media Inc. has executed a Put and Call Agreement with each vendor relating to the Exchangeable Shares. Pursuant to the respective agreements, each vendor has the option, under certain circumstances including the insolvency of the corporation, to cause the corporation to repurchase its Exchangeable Shares in consideration of the delivery of common shares of Stock-Trak Group, Inc (formerly Neutron Enterprises, Inc.), on a one for one basis. The agreement also gives Stock-Trak Group, Inc. (formerly Neutron Enterprises, Inc.) as well as Neutron Media Inc. an overriding call right to purchase the Exchangeable Shares owned by each vendor should a vendor request that the corporation repurchase the Exchangeable Shares, whether pursuant to the Put and Call Agreement or pursuant to the articles of incorporation of the corporation. Consideration in the circumstance is the common shares of Stock-Trak Group, Inc. (formerly Neutron Enterprises, Inc.)

Accordingly, in these financial statements the Exchangeable Shares have been shown as equity of the Company.

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

The 150,000 common shares issued during the three months ended June 30, 2007 have been valued at $1.65 per share, based on the closing price of the Company’s shares as at the date of the amending agreement. The aggregate value of $247,500 has been reflected in salaries and benefits for our event marketing segment with an offsetting credit to shareholders’ equity in 2007.

The remaining 50,000 common shares were held in escrow, subject to the achievement of divisional sales targets which were met in December 2007. An aggregate value of $14,500, representing the fair value of the common shares as at the date of achievement of the sales targets, has been included in salaries and benefits for our event marketing segment with an offsetting credit to shareholders’ equity in 2007. The 50,000 common shares were released subsequent to year-end.

Stock-Trak Group, Inc.
(Formerly Neutron Enterprises, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006
(Expressed in United States dollars)

8.	Common Shares (Cont’d)

b)
As at December 31, 2006, the Company had outstanding warrants to purchase 3,000,000 common shares of the Company exercisable at $1.00 per share and subject to vesting terms related to achievement of sales goals. Warrants to purchase 250,000 common shares were vested as at December 31, 2006.

Vesting terms or status of warrants granted to Creata		# of warrants

Warrants vested during the year-ended December 31, 2006		250,000

Not vested:
Vests upon payment from clients referred to the Company of:	$1,000,000	250,000
	$6,000,000	500,000
	$16,000,000	500,000
	$26,000,000	500,000
	$38,500,000	500,000
	$50,100,000	500,000
		3,000,000
Total warrants forgiven during the year-ended December 31, 2007		(2,750,000)
Total warrants outstanding as at December 31, 2007		250,000

Of the 3,000,000 warrants granted to Creata, as described above, 250,000 vested during fiscal 2005 and an expense amounting to $567,348 was included in general and administrative expenses in fiscal 2005. The Company used the Black-Scholes Option Pricing Model to value the warrants that vested during fiscal 2005.

The remaining 2,750,000 warrants were forfeited during the year ended December 31, 2007.

c)
During fiscal 2005, the Company commenced litigation against a third party to cancel 1,000,000 common shares of the Company that were previously issued to the third party. The Company is attempting to cancel the shares due to the failure of the third party to provide the services for which the shares were issued. As at December 31, 2007, the litigation is ongoing. The Company believes that it has a valid basis to cancel the shares.

Stock-Trak Group, Inc.
(Formerly Neutron Enterprises, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006
(Expressed in United States dollars)

8.	Common Shares (Cont’d)

d)
On April 27, 2006, the Company issued 50,000 common shares in consideration for services provided. The Company determined the value of these shares to be $100,000 based on the quoted price of the shares on the date of issuance. In addition, on December 12, 2006, the Company issued 37,500 common shares in consideration for services provided. The Company determined the value of these shares to be $91,875 based on the quoted price of the shares on the date of issuance.

e)
On August 25, 2006, the Company issued 500,000 common shares to the CEO in consideration for services to be provided under the terms of his employment agreement with the Company. The Company determined the total value of these shares to be $1,200,000 based on the quoted price of the shares on the date of issuance. As the shares were fully vested at December 31, 2006, the total value of $1,200,000 was expensed to stock-based compensation - salaries and general and administrative in fiscal 2006.

f)
On December 10, 2006, the Company entered into an agreement to issue 50,000 common shares in exchange for services to be provided. The common shares were earned and issued in equal monthly instalments of 8,333.33 over the six month term of the agreement in 2007. Based on the quoted price of the common shares as at each date earned, the value of the shares issued amounted to $89,333 and has been included in general and administrative expenses with an offset to shareholders’ equity for the year-ended December 31, 2007.

g)
On December 22, 2006, the Company issued to Investa Solutions a warrant to purchase up to 750,000 common shares (the “Consultant Warrant”). The Consultant Warrant has an exercise price of $2.50 per share and terminates two years after the date of grant. The Consultant Warrant vests in accordance with the following schedule: (i) warrant to purchase 250,000 shares vest when the closing price of our common shares equals or exceeds $2.50 per share for a period of ten consecutive trading days; (ii) warrant to purchase 250,000 shares vest when the closing price of our common shares equals or exceeds $3.75 per share for a period of ten consecutive trading days; and (iii) warrant to purchase 250,000 shares vest when the closing price of our common shares equals or exceeds $5.75 per share for a period of ten consecutive trading days.

In accordance with EITF 96-18, the Company has not recognised any expense with respect to these warrants as no performance commitment exists, and no warrants have vested under the agreement as at December 31, 2007.

h)
On December 22, 2006, as part of a private placement financing, the Company issued 2,150,000 common shares and warrants to purchase 1,075,000 common shares at a strike price of $2.50 to investors for cash proceeds of $4,300,000. The Company issued warrants to purchase 172,000 common shares at a strike price of $2.50 and was obligated to pay an amount of $215,000 to a company for its assistance with respect to the financing. The $215,000 was reflected as a reduction of shareholders’ equity for the year-ended December 31, 2006. The warrants vested immediately and were to expire two years from the grant date. The Company determined the value of the warrants to be $1,145,846 based on the Black-Scholes Option Pricing Model using the assumptions noted below. In November 2007, warrants to purchase 1,075,000 common shares were cancelled (note 8(k)).

Stock-Trak Group, Inc.
(Formerly Neutron Enterprises, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006
(Expressed in United States dollars)

8.	Common Shares (Cont’d)

Risk-free interest rate	4.69%
Volatility factor of the future expected market price of the Company’s common shares	78.02%
Weighted average expected life	2 years
Expected dividends	Nil

i)	On January 3, 2007, the Company issued 647,249 common shares pursuant to the acquisition of Stock-Trak (note 4).

j)
During the three months ended March 31, 2007, as part of a private placement financing, the Company issued 250,000 common shares and warrants to purchase 125,000 common shares at a strike price of $2.50 per share for gross proceeds of $500,000. The Company also issued warrants to purchase 20,000 common shares at a strike price of $2.50 per share and paid an amount of $10,000 in cash consideration to a company for its assistance with respect to the financing. The warrants vested immediately and were to expire in two years from the grant date. The $10,000 in cash consideration was reflected as a reduction to shareholders’ equity for the year-ended December 31, 2007. Based on the relative fair value of the common shares issued and the value of the warrants as calculated based on the Black-Scholes Option Pricing Model using the assumptions noted below, the Company determined that the value attributable to the warrants amounted to $65,352. Warrants to purchase 125,000 common shares were cancelled in November 2007 (Note 8(k)).

Risk-free interest rate	4.46%
Volatility factor of the future expected market price of the Company’s common shares	56.53%
Weighted average expected life	2 years
Expected dividends	Nil

k)
In November 2007, the Company issued 5,600,000 common shares to a group of existing shareholders who previously invested $4,800,000 in private placement financing (Notes 8 (j) and (h)). The common shares were issued in exchange for the cancellation of warrants to purchase 1,200,000 common shares of the Company previously issued to such investors and a general release in favour of the Company. Warrants to purchase 1,075,000 common shares were issued in December 2006 and had a value of $987,798 based on the Black-Scholes Option Pricing Model. Warrants to purchase 125,000 common shares were issued during the first quarter of 2007 and were assigned a value of $56,338 based on the Black-Scholes Option Pricing Model. All warrants had an exercise price of $2.50 per common share. An aggregate of $2,296,000 has been included in the statement of operations for the year-ended December 31, 2007, based on the quoted value of the common shares at the date of issuance.

Stock-Trak Group, Inc.
(Formerly Neutron Enterprises, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006
(Expressed in United States dollars)

8.	Common Shares (Cont’d)

l)
In December 2007, we sold 14,348,000 units at a price of $0.25 per unit for gross cash proceeds of $3,587,000, of which $144,000 was collected in January 2008. Each unit consisted of one common share and one warrant to purchase an additional common share at a purchase price of $0.35 per share. The Company is obligated to pay $8,750 in cash consideration and issue 35,000 warrants to a company for its assistance with respect to the financing. The $8,750 has been reflected as a reduction of shareholders’ equity. The warrants vested immediately and expire in two years from the date of grant. The terms of the warrant agreement also provide that the Company has the option to call up to 100% of the warrants in the event that the fair market value of the Company’s common shares is greater than or equal to $0.75 for a period of ten consecutive days. Based on the relative fair value of the common shares issued and the value of the warrants as calculated based on the Black-Scholes Option Pricing Model using the assumptions noted below, the Company determined that the value attributable to the warrants amounted to $736,500.

Risk-free rate	3.31%
Volatility factor of the future expected market price of the Company’s common shares	62.93%
Weighted average expected life	2 years
Expected dividends	Nil

In February 2008, we sold an additional 400,000 units under the same terms and conditions as described above for gross cash proceeds of $100,000. These units will be reflected in shareholders’ equity in 2008.

m)
In January 2008, pursuant to a legal settlement, 60,000 common shares were cancelled and returned to authorized share capital. The shares were initially issued in 2004 in exchange for the provision of services and recorded at a value of $1.33 per share based on the trading price of the Company’s shares at the date of issuance.

Stock-Trak Group, Inc.
(Formerly Neutron Enterprises, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006
(Expressed in United States dollars)

9.	Stock Based Compensation

As at December 31, 2007, the Company has reserved 3,015,000 common shares under its Amended 2005 Stock Plan (the “2005 Plan”). In addition, on October 12, 2007, the Company adopted its 2007 Stock Incentive Plan (the “New Plan”). The New Plan also reserves 6,000,000 common shares for issuance pursuant to stock options, stock appreciation rights, restricted stock awards and units, unrestricted stock awards and other equity based or equity related awards to employees, officers, directors, consultants or advisors of the Company or any of its subsidiaries.

Stock options issued under the New Plan have a term of no more than 10 years, an exercise price equal to at least 100% of the fair market value of our common shares on the date of grant, are subject to vesting as determined by the Board, and unless otherwise determined by the Board, may not be transferred except by will, the laws of descent and distribution, or pursuant to a domestic relations order. Each option is exercisable for one common share. Unless otherwise determined by the Board, awards expire three months after termination of employment or other association with the Company or one year after termination due to disability or death. In the event that termination of employment or association is for a cause, as that term is defined in the New Plan, unless otherwise determined by the Board, awards expire immediately upon such termination. The New Plan also provides for accelerated vesting in the event of a change in control or reorganization (as defined in the New Plan).

Each award granted under the 2005 Plan is exercisable for one common share. The terms of the awards granted under the 2005 Plan shall be no more than 10 years and is further reduced to 5 years for certain participants. Except as may be provided for under a separate agreement, each award vests over a period of not less than three years from the grant date. The exercise price of the option must equal at least 75% of the market price of the underlying share at the grant date. Once vested, options are exercisable at any time until expiry, or unless cancelled under a provision of the 2005 Plan.

The Company recognizes an expense relating to stock options granted to both employees and non-employees using the fair value method. The stock option expense is calculated using the Black-Scholes Option Pricing Model.

On December 12, 2007, the Company granted 650,000 stock options under the New Plan to its officers. The options have a strike price of $0.30 per share, vest in equal quarterly instalments over one year, and expire December 11, 2012.

On December 12, 2007, the Company also granted 250,000 stock options under the New Plan to a director. The options have a strike price of $0.30, vest in equal semi-annual instalments over two years, and expire December 11, 2012.

On October 12, 2007, the Company granted 1,420,000 stock options under the New Plan. Such stock options have an exercise price of $0.50 per share, vest in two semi-annual instalments over a one year period from the date of grant, and expire five years from the grant date. 50,000 of these options were forfeited during the three months ended December 31, 2007.

On October 15, 2007, the Company issued an additional 1,420,000 stock options (the “Additional Plan Options”) under the New Plan. Issuance of 1,125,000 of the Additional Plan options was conditioned upon each recipient having surrendered to the Company for cancellation 1,450,000 outstanding options under the Company’s 2005 Amended Stock Option Plan (the “Old Plan.”) as further described below. The Additional Plan Options have an exercise price of $0.65 per share, vest in two semi-annual instalments with the first vesting date being 18 months from the grant date, and expire five years from the grant date. 50,000 of the Additional Plan Options were forfeited during the three months ended December 31, 2007.

Stock-Trak Group, Inc.
(Formerly Neutron Enterprises, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006
(Expressed in United States dollars)

9.	Stock Based Compensation (cont’d)

In addition to the stock options granted under the New Plan, the Company also issued 12,700,000 stock options to officers, directors and advisors as set forth below.

On October 12, 2007, the Company issued 6,350,000 stock options (the “Initial Non Plan Options”) at an exercise price of $0.50 per share. Such options vested in full upon grant and expire 5 years from the date of grant.

On October 15, 2007, the Company issued an additional 6,350,000 stock options (the “Additional Non Plan Options”) at an exercise price of $0.65 per share. Such options vested in full upon grant and expire 5 years from the grant date. The issuance of the Additional Non Plan Options was conditioned on the recipients surrendering the 8,085,000 stock options issued to them prior to October 2007.

The Initial Non Plan Options and Additional Non Plan Options (the “Non Plan Options”) are subject to selling restrictions as further defined in the agreements. The Company also has the option to repurchase some or all of the shares issued upon exercise of the Non Plan Options in event of the option holder’s termination, resignation or death, for proceeds equal to the exercise price.

The issuances of the options granted in October 2007 have been accounted for as an award. The incremental stock-based compensation expense amounted to approximately $3,660,000 and the unrecognized compensation cost related to non-vested stock options surrendered amounted to approximately $2,000,000. Approximately $4,720,000 has been expensed in 2007 with the remainder to be expensed over the remaining vesting period.

On December 12, 2007, in connection with the resignation of a director, the Company waived certain clauses in his option agreement with respect to resignation and termination of services and approved that all 50,000 Initial Non-Plan Options and 50,000 Additional Non-Plan Options previously granted to him expire two years from the date of resignation.

During the three months ended June 30, 2007, the Company granted 100,000 stock options under the 2005 Plan to an employee. The options were to have a strike price of $1.93 per share, vest in equal annual instalments over 3 years and expire March 31, 2012. All of these options were cancelled in October 2007 pursuant to the grant of the Additional Plan Options.

During the three months ended March 31, 2007, the Company granted 200,000 stock options under the 2005 Plan to its employees. 100,000 of the options had a strike price of $2.05 per share and were to vest in equal annual instalments over 3 years, expiring in February 2012. The remaining 100,000 options had a strike price of $2.39 per share and were to expire in July, 2011. 16,666 of the 100,000 options vested immediately upon the date of grant. The remaining 83,334 options were to vest in equal instalments over 30 months, the first vesting date being April 19, 2007. These options were cancelled in October 2007 pursuant to the grant of Additional Plan Options.

During the three months ended March 31, 2007, the Company also granted 200,000 stock options under the 2005 Plan to the former shareholder of Stock-Trak (note 4). These options were to vest in equal annual instalments over three years, have a strike price of $2.20 and were to expire December 31, 2011. These options were cancelled in October 2007 pursuant to the grant of Additional Plan Options.

Stock-Trak Group, Inc.
(Formerly Neutron Enterprises, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006
(Expressed in United States dollars)

9.	Stock Based Compensation (Cont’d)

During the three months ended December 31, 2006, the Company granted 750,000 stock options to its employees under the 2005 Plan. Of these options, 650,000 had a strike price of $2.20 per share and were to vest over a period of three years. 100,000 options had a strike price of $2.34 per share and vest over two years. The options were to expire in November and December 2011. During the year ended December 31, 2007, 200,000 options with an exercise price of $2.20 per share were forfeited. The remaining options were cancelled in October 2007 pursuant to the grant of Additional Plan Options.

During the three months ended September 30, 2006, the Company granted 3,750,000 stock options to its directors and officers. Of these options, 2,300,000 options were issued outside the 2005 Plan at a strike price of $2.00 per share. Of the 1,450,000 options granted within the 2005 Plan, 250,000 were issued at a strike price of $2.00 per share, 500,000 were issued at a strike price of $2.34 per share, 400,000 were issued at a strike price of $2.39 per share, and 300,000 were issued at a strike price of $2.43 per share. The options were to vest over two to three years and expire between June and September 2011. 220,000 and 200,000 of the options granted inside the 2005 Plan were forfeited during the years ended December 31, 2006 and 2007, respectively. All but 30,000 of the remaining options, which were granted inside the 2005 Plan at an exercise price of $2.00 per share, were cancelled in October 2007 pursuant to the grant of Additional Plan and Non-Plan Options.

During the three months ended June 30, 2006, the Company granted 4,500,000 stock options to its officers and directors. Of these options 4,250,000 were issued outside the 2005 Plan, 4,000,000 of which had a strike price of $2.00 per share and 250,000 of which had a strike price of $1.00 per share. The remaining 250,000 options were issued under the 2005 Plan and had a strike price of $2.00 per share. The options were to vest over a period of up to 2 years and expire in May and June 2011. These options were cancelled in October 2007 pursuant to the grant of Additional Non-Plan Options.

During the three months ended March 31, 2006, the Company granted 450,000 stock options to its directors and officers under the 2005 Plan. The options had an exercise price of $2.00 per share, were to vest over two years, and expire in January and February 2011. The vesting terms of 100,000 of these options were modified in 2007, to become fully exercisable on April 30, 2007. In addition, 300,000 of these options were cancelled in October 2007 pursuant to the grant of the Additional Non-Plan Options.

In October 2007, 385,000 stock options with a strike price of $1.70 per share were cancelled pursuant to the grant of the Additional Non-Plan Options.

Including the $23,199 as discussed in Note 4, stock-based compensation amounted to $8,866,878 during the year ended December 31, 2007 (2006 - $7,136,992, inclusive of $1,200,000 related to common shares issued to our CEO (note 8 (e)).

Stock-Trak Group, Inc.
(Formerly Neutron Enterprises, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006
(Expressed in United States dollars)

9.	Stock Based Compensation (Cont’d)

No other value associated with the stock options was recognized in the accounts of the Company.

The fair value of each option and warrant granted for the years ended December 31, 2007 and 2006 was estimated on the date of the grant, using the Black-Scholes Option Pricing Model with the following assumptions:

	2007	2006

Risk-free interest rate	3.31- 4.78%	4.35 - 5.07%

Volatility factor of the future expected market price of the Company’s common shares	56 - 63%	75.94 - 92.07%

Weighted average expected life
• Options	5 years	5 years
• Warrants	2 years	2 years

Expected dividends	Nil	Nil

Weighted average grant date fair value
• Options	$0.59	$2.16
• Warrants	$0.27	$2.22

The weighted average expected life of the options and the warrants represents the period of time that the options and warrants are expected to be outstanding. At December 31, 2007, no options or warrants have been exercised to date, and 100% of issued options and warrants are at exercise prices in excess of the trading price of the Company at December 31, 2007. As a result, the Company has estimated that the option and warrant holders will exercise at the expiry date. The risk-free rate used to value the warrants and options is based on the yield of U.S. Treasury securities at the grant date. The volatility has been calculated based on the historical price of the Company’s common shares since January 2005, a historic period that management has determined best represents the future expected volatility.

Stock-Trak Group, Inc.
(Formerly Neutron Enterprises, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006
(Expressed in United States dollars)

9.	Stock Based Compensation (cont’d)

Details of the options are as follows:

	Number of options	Weighted average exercise price per share
Options outstanding, December 31, 2005	385,000	$1.70
Options granted	9,450,000	2.04
Options exercised	-	-
Options forfeited	(220,000)	(2.00)
Options outstanding, December 31, 2006	9,615,000	$2.03
Options granted	16,940,000	0.61
Options exercised	-	-
Options cancelled	(9,535,000)	(1,93)
Options forfeited	(500,000)	(1.95)
Options outstanding, December 31, 2007	16,520,000	$0.58
Options exercisable, December 31, 2005	385,000	$1.70
Options exercisable, December 31, 2006	2,490,000	$1.85
Options exercisable, December 31, 2007	12,880,000	$0.60

Of the total options outstanding and exercisable as at December 31, 2007, 180,000 were issued under the 2005 Plan. The remainder were issued under the terms of the New Plan or as Non-Plan options as further described above.

Details of stock options outstanding as at December 31, 2007 are as follows:

Range of exercise prices	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Number of Options Exercisable
$2.00	180,000	$2.00	1.91	180,000
$0.50 - $0.65	15,440,000	$0.575	4.79	12,700,000
$0.30	900,000	$0.30	4.95	-
TOTAL	16,520,000			12,880,000

The aggregate intrinsic value of both the outstanding and exercisable options as at December 31, 2007 amounted to $NIL.

As of December 31, 2007, there was approximately $1,109,000 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a remaining vesting period of approximately two years.

Stock-Trak Group, Inc.
(Formerly Neutron Enterprises, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006
(Expressed in United States dollars)

10.	Income Taxes

	2007		2006

Income tax expense (recovery) at statutory rates	$(5,231,303)	(34.0)%	$(3,114,630)	(34.0%)

Increase (decrease) in income taxes resulting from:

Expenses deducted in the accounts that have no corresponding deduction for income taxes	3,923,234	25.5%	2,426,577	26.5%

Impact of different tax rate on earnings of foreign subsidiaries	55,178	0.36%	(2,614)	(0.0%)

Change in valuation allowance	1,211,659	7.87%	544,886	5.9%

Other items	41,232	0.27%	145,781	1.6%
	$-	0.0%	$-	0.0%

Expenses that have no corresponding deduction for income tax are primarily stock-based compensation, amortization of intangibles and cancellation of warrants compensation.

Stock-Trak Group, Inc.
(Formerly Neutron Enterprises, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006
(Expressed in United States dollars)

10.	Income Taxes (cont’d)

The tax effects of temporary differences that give rise to significant portions of the future tax assets and liabilities at December 31, 2007 and 2006 are presented below:

	2007	2006

Future tax assets:
Property and equipment	$14,782	$20,451
Non-capital losses expiring by 2027	2,758,832	1,658,962
Software development	118,880	-
Cumulative eligible capital	6,236,403	6,236,403
Other	(1,421)	-
	9,127,476	7,915,816

Less valuation allowance	9,127,476	7,915,816

Total net future tax assets	-	-

Less current portion	-	-
	$-	$-

At December 31, 2007, the Company has non-capital losses of approximately $8,560,000 available to reduce future years' taxable income, and which expire as follows:

2014	$65,925
2015	1,865,661
2016	1,281,523
2017	2,463,112
2020	1,435
2021	33,798
2022	32,419
2023	55,758
2024	330,646
2025	552,406
2026	812,041
2027	1,065,286
$8,560,010

No provision has been made in the financial statements with respect to any potential future income tax assets which may be associated with any of these losses.

Stock-Trak Group, Inc.
(Formerly Neutron Enterprises, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006
(Expressed in United States dollars)

10.	Income Taxes (cont’d)

Unrecognized Tax Benefits

On January 1, 2007, the Company adopted the provisions for FIN 48, which is an interpretation of SFAS No. 109. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon ultimate settlement with a taxing authority, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Prior to January 1, 2007 and the implementation of FIN 48, the Company recorded tax contingencies when the exposure item became probable and reasonably estimable, in accordance with SFAS No. 5, Accounting for Contingencies.

The adoption of FIN 48 has not had a material effect on our financial position or results of operations for 2007.

Classification of Interest and Penalties

Additionally, FIN 48 requires the Company to accrue interest and related penalties, if applicable, on all tax positions for which reserves have been established consistent with jurisdictional tax laws.

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

The interest and penalties as of December 31, 2007 and for the years ended December 31, 2007 and 2006 were zero.

Tax Years and Examination

The Company files tax returns in each jurisdiction in which it is registered to do business. For each jurisdiction a statute of limitations period exists. After a statute of limitations period expires, the respective tax authorities may no longer assess additional income tax for the expired period. Similarly, the Company is no longer eligible to file claims for refund for any tax that it may have overpaid. The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by these jurisdictions as of December 31, 2007:

Tax Jurisdictions	Tax Years
Federal, U.S.A	2004 and onward
Nevada, U.S.A	2004 and onward
Georgia, U.S.A	2007
Federal, Canada	2004 and onward
Ontario, Canada	2004 and onward
Quebec, Canada	2006 and onward

Stock-Trak Group, Inc.
(Formerly Neutron Enterprises, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006
(Expressed in United States dollars)

10.	Income Taxes (cont’d)

Additionally, net operating losses from years from which the statute of limitations have expired could be adjusted in the event that the taxing jurisdictions challenge the amounts of net operating loss carryovers that were generated in prior years and will be carried forward in future years.

11.	Barter Transactions

(a)
In August 2007, the Company entered into a promotional and licensing agreement whereby a third party promotes the Company’s stock market simulation contests through its web site as well as through alerts to its subscribers. In consideration for such services, the Company integrates certain of the third party’s content onto the Company’s Wall Street Survivor and Stock-Trak web sites.  The Company accounted for the transaction in accordance with EITF 99-17 “Accounting for Advertising of Barter Transactions”. The Company determined that the fair value of the transaction is not determinable within the scope of EITF 99-17. Accordingly, the transaction is recorded at the carrying value of the advertising surrendered, being nil.

(b)
During the three months ended December 31, 2007, the Company’s event marketing segment sold advertising in exchange for four luxury train trips worth approximately $25,000. Such trips are to be awarded as prizes in the Company’s stock market simulation contest which runs from January 2, 2008 to April 25, 2008. The Company recorded the transaction at the fair value of the consideration received. The transaction has been recorded as a deferred charge for our stock market simulation segment which will be expensed in 2008 over the course of the related stock market simulation contest.

12.	Commitments and Contingency

Commitments

(a)	The Company has entered into operating lease agreements for office premises with approximate minimum annual lease payments as follows:

For the 12 months ended December 31

2008	$197,000
2009	185,000
2010	95,000
$477,000

In addition to the basic rent, the Company is responsible for its proportionate share of property taxes and operating costs for certain of the office premises.

(b)	The Company has entered into various consulting and service agreements with approximate payments of $549,000, $175,000 and $14,000 for the years ended December 31, 2008, 2009 and 2010, respectively.

Stock-Trak Group, Inc.
(Formerly Neutron Enterprises, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006
(Expressed in United States dollars)

12.	Commitments and Contingency (Cont’d)

(c)
Based on the terms of a consulting agreement, the Company has issued 100,000 common shares to the consultant subsequent to year-end. The common shares were earned in equal monthly instalments of 16,667 over the six month term of the contract, ending in December 2007. Based on the quoted price of the common shares at each date earned, the value of the earned shares amounted to $55,333 and has been included in general and administrative expenses with an offset to shareholders’ equity in 2007.

Contingency

In the ordinary course of business, the Company and its subsidiaries may have legal proceedings brought against them. Other than as described in note 6, management is not aware of any outstanding legal claims against the Company as of December 31, 2007.

13.	Segment Disclosure

In 2006, there was only one reportable segment, events marketing. The Company’ second segment, stock market simulation services commenced in 2007 in connection with the acquisition of Stock-Trak. In 2007, the Company's reportable segments are strategic business units that offer different services. Each segment is managed separately because it is subject to different marketing strategies. As such, the operations of the Company and its consolidated subsidiaries are comprised of two reportable operating segments in 2007: event marketing and stock market simulation services. The accounting policies of the reportable segments are the same as those described in the Company's summary of significant accounting policies (note 2). The following information is provided with respect to the Company's operating segments:

Stock-Trak Group, Inc.
(Formerly Neutron Enterprises, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006
(Expressed in United States dollars)

13.	Segment Disclosure (Cont’d)

	For the year ended December 31, 2007
	Event Marketing	Stock Market Simulation Services	Total
Revenue
Canada	$-	$-	$-
USA	2,430,615	1,130,803	3,561,418
	$2,430,615	$1,130,803	$3,561,418
Cost of revenue	600,828	72,171	672,999
Salaries and benefits	1,395,232	1,613,734	3,008,966
General and administrative	96,497	1,468,929	1,565,426
Occupancy costs	79,532	146,788	226,320
Depreciation and amortization	20,313	646,436	666,749
Stock-based compensation	-	1,858,554	1,858,554
Interest	(1,800)	2,399	599
Segment Profit (Loss)	$240,013	$(4,678,208)	$(4,438,195)
Unallocated amounts -
Shared salaries and benefits			586,689
Shared general and administrative			758,312
Shared occupancy costs			35,387
Shared depreciation and amortization			217
Foreign exchange			175,867
Cancellation of warrants compensation			2,296,000
Shared stock-based compensation			7,008,324
Shared interest expense			87,195
			10,947,991
Net Loss			$(15,386,186)
Total Segment Assets
Canada	$79,093	$484,974	$564,067
U.S.A.	953,945	3,515,833	4,469,778
Total	$1,033,038	$4,000,807	$5,033,845
Unallocated amounts -
Cash and cash equivalents - U.S.A.			2,338,466
Cash and cash equivalents - Canada			826,778
Other assets - U.S.A.			166,945
Other assets - Canada			51,497
Total assets			$8,417,531
Capital expenditures:
Event Marketing			$4,089
Stock Market Simulation Services			123,332
Unallocated			1,526
Total			$128,947

Stock-Trak Group, Inc.
(Formerly Neutron Enterprises, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006
(Expressed in United States dollars)

13.	Segment Disclosure (Cont’d)

In 2006, while the Company had subsidiaries in Canada and in the United States, it operated as an international business and had no distinct reportable business segments.

The tables below set out the following information for 2006:

(a)	The Company's revenue by geographic region based on the region in which the customer was located was as follows:

2006

Revenue:
Canada	$155,119
United States	1,943,518
$2,098,637

(b)	The Company's revenue by type was as follows:

2006

Revenue:
Stock market simulation	$-
Product sales	26,069
Event marketing	2,072,568
$2,098,637

(c)	In 2006, the Company had three customers, which represented 3.9%, 3.1% and 2.1% of revenue respectively.

(d)	The Company's identifiable assets for each geographic area in which it had operations were as follows:

2006

Property and equipment
Canada	$84,694
$84,694

Stock-Trak Group, Inc.
(Formerly Neutron Enterprises, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006
(Expressed in United States dollars)

14.	Pro Forma Financial Statements

The unaudited pro forma consolidated results of operations for the year ended December 31, 2006 reflect the acquisition of Stock-Trak as if it took place on January 1, 2006. The unaudited pro forma statement of operations is presented for illustrative purposes only and does not reflect either the realization of potential cost savings or any related integration costs. Certain cost savings have resulted or will result from the acquisition, although there is no assurance that additional cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred on January 1, 2006 nor do they intend to be a projection of results that may be obtained in the future.

The unaudited pro forma information presents combined operations results for Stock-Trak Group, Inc. (formerly Neutron Enterprises, Inc) and Stock-Trak, Inc., with the results prior to the acquisition adjusted (1) to include the proforma effects of elimination of transactions between Stock-Trak Group, Inc. (formerly Neutron Enterprises, Inc.) and Stock-Trak, Inc. (2) to reflect the amortization of intangible assets acquired pursuant to the acquisition of Stock-Trak, Inc. (3) to reflect an expense of $23,199 representing the excess of the consideration paid over the vested expense of stock options repurchased and cancelled pursuant to the acquisition of Stock-Trak, Inc. and stock based compensation expense related to stock options issued to employees dedicated to Stock-Trak, Inc.

The unaudited pro forma consolidated basic and fully diluted earnings per share for the year-ended December 31, 2006 assume the shares issued pursuant to the acquisition of Stock-Trak, Inc. (note 4) were issued on January 1, 2006.

Stock-Trak Group, Inc.
(Formerly Neutron Enterprises, Inc.)
Unaudited Pro forma Statement of Operations
For year ended December 31, 2006

Revenue	$3,052,256
Net Loss	$(9,738,853)

Weighted average pro forma number of common shares outstanding -
Basic and fully diluted	46,591,530
Net loss per share - basic and fully diluted	$(0.21)

Stock-Trak Group, Inc.
(Formerly Neutron Enterprises, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006
(Expressed in United States dollars)

15.	Comparative Figures

Certain reclassifications of prior year figures have been made to facilitate comparison with the current year.

16.	Sale of assets

On August 15, 2006, the Company entered into an agreement to sell certain assets related to its signage business, including a loan receivable with a principal amount of $450,000, plus accrued interest, and the inventory of signs which the Company carried at a book value of $238,376, to a company owned by a member of its executive team. Under the terms of the agreement, the Company received a lump sum payment and is entitled to ongoing royalties related to sales of the signage business. The agreement required the resignation of the executive, and other members of the signage group, the sale of the inventory to this new company, and the assumption of the existing warranty on products sold since the Company entered this business.

Upon closing, the Company received a lump sum payment of $725,000, less legal fees of $19,000, which were applied as repayment of the loan balance discussed above, with the balance applied against the inventory which was sold to the new company under the agreement.

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

As a result of the review of the value of the inventory on hand, and an examination of the details of the asset sale agreement, the Company determined that a writedown of its inventory in the amount of $269,254 was required. Pursuant to the terms of the asset sale agreement, the remaining inventory was sold during fiscal 2006. The writedown of the inventory has been included in the cost of revenue / goods sold during the twelve months ended December 31, 2006.