Form 10-Q
period 2008-03-31
Stock-Trak Group, Inc.
filed 2008-05-13
CIK 1135140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended:   March 31, 2008

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.            ☒   Yes    ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer, large accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).Yes  ☐   No  ☒

As of May 9, 2008, there were 69,952,749 shares issued and outstanding of the issuer's common stock.

STOCK-TRAK GROUP, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

PART I - FINANCIAL INFORMATION

		Page
Item 1:	Financial Statements (Unaudited)	F-1
Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	3-12
Item 4T:	Controls and Procedures	12

PART II - OTHER INFORMATION

Item 1A:	Risk Factors	13-17
Item 6:	Exhibits	17

Signatures		18

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

STOCK-TRAK GROUP, INC.

INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

MARCH  31, 2008

Contents
Interim Unaudited Consolidated Financial Statements

Interim Unaudited Consolidated Balance Sheets	F-2

Interim Unaudited Consolidated Statements of Operations	F-3

Interim Unaudited Consolidated Statement of Shareholders’ Equity	F-4

Interim Unaudited Consolidated Statements of Cash Flows	F-5

Notes to Interim Unaudited Consolidated Financial Statements	F-6 to F-16

Stock-Trak Group, Inc.
Interim Consolidated Balance Sheets
(Expressed in United States dollars)
(Unaudited – Prepared by Management)

	March 31,	December 31,
As at:	2008	2007

Assets

Current
Cash and cash equivalents	$2,924,189	$3,165,244
Accounts receivable (net of allowance for doubtful accounts of $45,619; December 31,2007 - $32,311)	791,075	1,029,499
Subscriptions receivable	-	144,000
Prepaid expenses and deposits	314,096	252,451
Deferred charges	6,410	25,640
	4,035,770	4,616,834

Software development, net of accumulated amortization of $382,755; December 31, 2007 - $270,180	520,325	541,994
Property and equipment, net of accumulated amortization of $114,206; December 31, 2007 - $101,598	178,524	172,188
Intangible assets, net of accumulated amortization of $444,166; December 31, 2007 - $355,333 (Note 4)	893,834	982,667
Goodwill (Note 4)	2,103,848	2,103,848
	$7,732,301	$8,417,531

Liabilities and Shareholders' Equity

Current
Accounts payable	$357,773	$534,897
Accrued liabilities	250,783	336,372
Deferred revenue	783,257	396,482
Deferred rent	13,794	12,357
Secured convertible note payable (Note 5)	2,272,139	2,230,257
	3,677,746	3,510,365

Commitments and contingency (Note 8)

Shareholders’ Equity
Common shares (Note 6)	69,953	69,463
Capital in excess of par value	57,629,582	57,165,873
Deficit	(53,727,563)	(52,541,136)
Accumulated other comprehensive income	82,583	212,966
	4,054,555	4,907,166

	$7,732,301	$8,417,531

Going concern uncertainty - see note 1

The accompanying notes are an integral part of these interim financial statements

Stock-Trak Group, Inc.
Interim Consolidated Statements of Operations
(Expressed in United States dollars)
(Unaudited – Prepared by Management)

For the three months ended March 31	2008	2007

Revenue (Note 9)	$959,327	$667,686

Cost of revenue	179,589	129,401
	779,738	538,285
Operating expenses:
Salaries and benefits	883,471	758,094
General and administrative	545,129	471,447
Foreign exchange	(128,138)	(875)
Occupancy costs	68,821	61,533
Stock-based compensation – salaries and general and administrative (Note 7)	364,199	1,564,856
Depreciation and amortization	214,016	178,409
Interest (income) expense	18,667	(1,620)
	1,966,165	3,031,844

Net Loss	$(1,186,427)	$(2,493,559)

Net loss per share
Basic and Fully Diluted	$(0.02)	$(0.05)

Weighted average number of common shares outstanding – basic and fully diluted	69,669,527	49,145,710

The accompanying notes are an integral part of these interim financial statements

Stock-Trak Group, Inc.
  Interim Consolidated Statement of Shareholders’ Equity
  For the three months ended March 31, 2008
  (Expressed in United States dollars)
(Unaudited – Prepared by Management)

	Common Shares		Capital in		Accumulated
			Excess of	Accumulated	Comprehensive
	Shares	Amount	Par Value	Deficit	Income (Loss)	Total
Balances, December 31, 2007	69,462,749	$69,463	$57,165,873	$(52,541,136)	$212,966	$4,907,166

Common shares released from escrow (note 6 (a))	50,000	50	(50)	-	-	-
Issuance of previously earned common shares (note 6(d))	100,000	100	(100)	-	-	-
Common shares issued for cash (note 6(b))	400,000	400	76,783	-	-	77,183
Warrants issued with shares (note 6(b)	-	-	22,817	-	-	22,817
Repurchase of common shares (note 6(c))	(60,000)	(60)	60	-	-	-
Stock-based compensation (note 7 )	-	-	364,199	-	-	364,199
Cumulative translation adjustment	-	-	-		(130,383)	(130,383)
Net loss	-	-	-	(1,186,427)	-	(1,186,427)
Balances, March 31, 2008	69,952,749	$69,953	$57,629,582	$(53,727,563)	$82,583	$4,054,555

The accompanying notes are an integral part of these interim financial statements.

Stock-Trak Group, Inc.
  Interim Consolidated Statement of Cash Flows
  For the three months ended March 31, 2008
  (Expressed in United States dollars)
  (Unaudited – Prepared by Management)

For the three months ended March 31	2008	2007

Cash flows from operating activities
Net loss	$(1,186,427)	$(2,493,559)
Items not involving cash
Depreciation and amortization	214,016	178,409
Common shares vested for services received	-	52,750
Stock-based compensation	364,199	1,564,856
Accrued interest	41,882	3,682
Barter transaction	19,230	-
Net change in non-cash working capital balances
Accounts receivable	238,424	219,721
Prepaid expenses and deposits	(61,545)	(61,307)
Accounts payable	(177,124)	(39,854)
Accrued liabilities	(85,589)	(271,238)
Deferred revenue	386,775	(195,626)
Deferred rent	1,437	16,304
Due from former shareholder, Stock-Trak, Inc.	-	88,061
Foreign exchange transaction gain	(105,975)	(4,118)
Net cash used in operating activities	(350,797)	(941,919)

Cash flows from financing activities
Secured convertible note payable	-	2,100,000
Proceeds from issuance of shares and warrants	244,000	490,000
Line of credit	-	(20,000)
Net cash provided by financing activities	244,000	2,570,000

Cash flows from investing activities
Purchase of property and equipment	(18,944)	(44,527)
Acquisition of Stock-Trak, Inc.	-	(1,972,992)
Software development	(90,906)	(285,999)
Net cash used in investing activities	(109,805)	(2,303,518)

Effect of exchange rate changes on cash and cash
equivalents	(24,408)	463

Net decrease in cash and cash equivalents	(241,055)	(674,974)
Cash and cash equivalents, beginning of period	3,165,244	2,804,544

Cash and cash equivalents, end of period	2,924,189	$2,129,570

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental disclosure of non-cash transactions:
Common shares vested for services received	$-	$52,750
Stock-based compensation	$364,199	$1,541,657
Common shares issued for acquisition of Stock-Trak, Inc.	$-	$1,500,000
Barter transaction	$19,230	$-

  The accompanying notes are an integral part of these interim financial statements.

Stock-Trak Group, Inc.
  Notes to Interim Consolidated Financial Statement
  For the three months ended March 31, 2008
  (Expressed in United States dollars)
(Unaudited – Prepared by Management)

1.    Nature of Business

Stock-Trak Group, Inc. (“the Company”) is a Nevada corporation incorporated on December 28, 2000. It was based in Vancouver, British Columbia, Canada until February 2004.  In February 2004, the Company moved its office to Los Angeles, California, U.S.A.  In 2005, the Company opened offices in Mississauga, Ontario, Canada, and in 2007, moved its head office to Montreal, Quebec, Canada.

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

The Company’s stock market simulation business generates revenue by providing comprehensive stock market simulation services to the corporate and educational markets. In addition, the Company has developed and is promoting on-line skill-based stock market simulation contests where it currently generates revenue through advertising and expects to generate future revenue through advertising, sponsorships and sales of premium content.

(a)  Basis of Presentation

The interim consolidated financial statements, presented in United States dollars, should be read in conjunction with the annual consolidated financial statements for the year-ended December 31, 2007. These interim consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States and follow the same accounting policies and methods as the annual consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2008 and its results of operations and its cash flows for the three months ended March 31, 2008 and 2007.

Interim results are not necessarily indicative of results for the full year.

(b)  Going Concern and Liquidity Considerations

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at March 31, 2008, the Company had an accumulated deficit of $53,727,563 and working capital of $358,024. For the three months ended March 31, 2008, the Company incurred a net loss of $1,186,427. Substantial portions of these losses are attributable to non-cash expenses such as $364,199 of stock-based compensation and $214,016 of depreciation and amortization.

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

Stock-Trak Group, Inc.
  Notes to Interim Consolidated Financial Statement
  For the three months ended March 31, 2008
  (Expressed in United States dollars)
(Unaudited – Prepared by Management)

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

2.    Significant Accounting Policies

Except as follows, the accounting policies followed by the Company are the same as those followed in the Company’s consolidated financial statements and notes thereto, for the year ended December 31, 2007.

For a complete description of the Company’s significant accounting policies, please refer to the significant accounting policies in the Company’s most recent annual report (10-K) filed with the Securities Exchange Commission. The following details the changes to the significant accounting policies since the Company’s most recent 10-K.

Software Development Costs – Change in Estimate

The Company uses SOP 98-1, “Accounting for the Costs of Computer Software Developed for Internal Use”. Under this standard, the Company capitalizes the costs incurred in the development of its platform being used for its stock market simulation contests. Costs are capitalized until the development stage has been completed, after which they are amortized over a period estimated to represent the useful life of the software. The software is for internal use. Approximately $405,000 of the capitalized costs relate to software whereby the development stage has been completed. Amortization on such costs commenced July 2007 over an initial estimated remaining useful life of nine months. In March 2008, the Company extended the estimated remaining useful life of such costs by one month. The change in estimate has been applied prospectively without restatement of prior year figures. The remaining $498,000 of capitalized costs represent costs incurred in relation to a new version of our platform which is currently under development. Amortization of those costs has not yet commenced.

Stock-Trak Group, Inc.
  Notes to Interim Consolidated Financial Statement
  For the three months ended March 31, 2008
  (Expressed in United States dollars)
(Unaudited – Prepared by Management)

2.   Significant Accounting Policies (Cont’d)

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board issued SFAS Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). This standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact, if any, that this statement will have on its disclosures related to derivative instruments and hedging activities.

3.     Adoption of New Accounting Standards

Fair Value Measurements

SFAS 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008. We adopted SFAS 157 for financial assets and liabilities in the first quarter of fiscal 2008 with no material impact to the consolidated financial statements. We are currently evaluating the potential impact the application of SFAS 157 to our non-financial assets and liabilities will have on our consolidated financial statements.

SFAS No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis.  SFAS No. 157 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements.  This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values.  The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1:  Quoted market prices in active markets for identical assets or liabilities.
Level 2:  Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3:  Unobservable inputs that are not corroborated by market data.

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to FAS No. 157.  At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

Fair Value of Financial Instruments

The table below presents the carrying value and fair value of Company’s financial instruments.  The disclosure excludes leases.

The fair value represents management’s best estimates based on a range of methodologies and assumptions.  The carrying value of receivables and payables arising in the ordinary course of business and the subscriptions receivable and secured convertible note payable approximate fair value because of the relatively short period of time between their origination and expected realization.

	March 31, 2008		December 31, 2007
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents	$2,924,189	$2,924,189	$3,165,244	$3,165,244
Subscriptions receivable	$-	$-	$144,000	$144,000
Secured convertible note payable	$2,272,139	$2,272,139	$2,230,257	$2,230,257

Stock-Trak Group, Inc.
  Notes to Interim Consolidated Financial Statement
  For the three months ended March 31, 2008
  (Expressed in United States dollars)
(Unaudited – Prepared by Management)

4.    Goodwill and Intangible Assets

Included in total assets for our stock market simulation segment as detailed in note 9 is goodwill and intangible assets acquired upon acquisition of Stock-Trak, Inc. in January 2007.

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in this business combination. Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired. Impairment is identified by comparing the fair value of the reporting unit to which goodwill relates to its carrying value. To the extent a reporting unit’s carrying amount exceeds its fair value, the Company measures the amount of impairment by the excess of the carrying value over the implied fair value of goodwill. The impairment is charged to income (loss) in the period in which it is determined.

Intangible assets comprise the following:

As at and for the three months ended March 31, 2008:
(Based on the final purchase price allocation)

	Cost	Accumulated Amortization	Net Book Value
Technology	$449,000	$187,083	$261,917
Tradename	209,000	87,083	121,917
Customer relationships	680,000	170,000	510,000
	$1,338,000	$444,166	$893,834

As at and for the year-ended December 31, 2007:
(Based on the final purchase price allocation)

	Cost	Accumulated Amortization	Net Book Value
Technology	$449,000	$149,667	$299,333
Tradename	209,000	69,666	139,334
Customer relationships	680,000	136,000	544,000
	$1,338,000	$355,333	$982,667

Aggregate amortization expense related to intangible assets was $88,833 for the three months ended March 31, 2008 (March 31, 2007 - $170,833). Estimated remaining annual amortization expense for the next four calendar years is: 2008 − $266,500; 2009 −$355,334; 2010 − $136,000; and 2011 − $136,000. The remaining lives of the following intangible assets at March 31, 2008 are: customer relationships 3.75 years; and technology and tradename 1.75 years.

No impairment losses were incurred on goodwill or intangible assets for either of the three month period ended March 31, 2008 or the year-ended December 31, 2007.

Stock-Trak Group, Inc.
  Notes to Interim Consolidated Financial Statement
  For the three months ended March 31, 2008
  (Expressed in United States dollars)
(Unaudited – Prepared by Management)

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

The note contains a provision allowing for the conversion of all or a portion of the principal and accrued interest outstanding into common shares of the Company at the option of the holder at a conversion price of $2.50 per share. Total interest accrued and capitalized to the note amounts to $172,139 as at March 31, 2008 (December 31, 2007 - $130,257). As at March 31, 2008, the note is convertible into at least 908,855 common shares.

6.    Common Shares

Authorized: 200,000,000 common shares $0.001 par value and 10,000,000 preferred shares $0.001 par value.

(a)   During the three months ended March 31, 2008, the Company released  50,000 common shares which were held in escrow, subject to the achievement of divisional sales targets which were met in December 2007.  An aggregate value of $14,500, representing the fair value of the common shares as at the date of achievement of the sales targets, had been included in salaries and benefits for our event marketing segment with an offsetting credit to capital in excess of par value during the three months ended December 31, 2007. Upon release of the 50,000 common shares in 2008, $50 of the $14,500 recorded during 2007 was reallocated from capital in excess of par value to capital stock.

(b)   During the three months ended March 31, 2008, we sold 400,000 units at a price of $0.25 per unit for gross cash proceeds of $100,000. Each unit consisted of one common share and one warrant to purchase an additional common share at a purchase price of $0.35 per share.  The warrants vested immediately and expire in two years from the date of grant.  The terms of the warrant agreement also provide that the Company has the option to call up to 100% of the warrants in the event that the fair market value of the Company’s common shares is greater than or equal to $0.75 for a period of ten consecutive days.  Based on the relative fair value of the common shares issued and the value of the warrants as calculated based on the Black-Scholes Option Pricing Model using the assumptions noted below, the Company determined that the value attributable to the warrants amounted to $22,817.

Risk-free rate	1.53%
Volatility factor of the future expected market price of the Company’s common shares	71.44%
Weighted average expected life	2 years
Expected dividends	Nil

Stock-Trak Group, Inc.
  Notes to Interim Consolidated Financial Statement
  For the three months ended March 31, 2008
  (Expressed in United States dollars)
(Unaudited – Prepared by Management)

6.    Common Shares (cont’d)

(c)   In January 2008, pursuant to a legal settlement, 60,000 common shares were cancelled and returned to authorized share capital. The shares were initially issued in 2004 in exchange for the provision of services and recorded at a value of $1.33 per share based on the trading price of the Company’s shares at the date of issuance. The cancellation was treated as a repurchase of shares for no consideration and the $60 par value reclassified from common shares to capital in excess of par value during the three months ended March 31, 2008.

(d)   In accordance with the terms of a consulting agreement ending in December 2007, the Company issued 100,000 common shares to the consultant. Based on the quoted price of the common shares at each date earned, the value of the shares amounted to $55,333 and was included in general and administrative expenses with an offset to capital in excess of par value in 2007. Upon issuance of the common shares in 2008, the $100 par value was reallocated from capital in excess of par value to common shares.

(e)   On December 22, 2006, the Company issued to Investa Solutions a warrant to purchase up to 750,000 common shares (the “Consultant Warrant”).  The Consultant Warrant has an exercise price of $2.50 per share and terminates two years after the date of grant.  The Consultant Warrant vests in accordance with the following schedule: (i) warrant to purchase 250,000 shares vest when the closing price of our common shares equals or exceeds $2.50 per share for a period of ten consecutive trading days; (ii) warrant to purchase 250,000 shares vest when the closing price of our common shares equals or exceeds $3.75 per share for a period of ten consecutive trading days; and (iii)  warrant to purchase 250,000 shares vest when the closing price of our common shares equals or exceeds $5.75 per share for a period of ten consecutive trading days.

In accordance with EITF 96-18, the Company has not recognised any expense with respect to these warrants as no performance commitment exists, and no warrants have vested under the agreement as at March 31, 2008.

(f)   During fiscal 2005, the Company commenced litigation against a third party to cancel 1,000,000 common shares of the Company that were previously issued to the third party. The Company is attempting to cancel the shares due to the failure of the third party to provide the services for which the shares were issued. As at March 31, 2008, the litigation is ongoing. The Company believes that it has a valid basis to cancel the shares.

Stock-Trak Group, Inc.
  Notes to Interim Consolidated Financial Statement
  For the three months ended March 31, 2008
  (Expressed in United States dollars)
(Unaudited – Prepared by Management)

7.    Stock Based Compensation

As at March 31, 2008, the Company has reserved 3,015,000 common shares under its Amended 2005 Stock Plan (the “2005 Plan”) and 6,000,000 common shares under its 2007 Stock Incentive Plan (the “New Plan”). For a complete description of the Company’s 2005 Plan and New Plan, please refer to the notes to the financial statements in the Company’s most recent annual report (10-K) filed with the Securities Exchange Commission.

The Company recognizes an expense relating to stock options granted to both employees and non-employees using the fair value method.  The stock option expense is calculated using the Black-Scholes Option Pricing Model.

In January, 2008, the Company granted 214,000 under the New Plan to its employees and directors. 50,000 of these options have an exercise price of $0.50 per share and vest semi-annually over one year. Another 50,000 of these options have an exercise price of $0.65 per share and vest semi-annually over one year, the first vesting date being 18 months from the grant date. The remaining options have an exercise price of $0.30 per share and vest quarterly over one year. All options granted in January 2008 expire 5 years from the grant date.

During the three months ended March 31, 2008, 225,000 options with expiry dates in October 2012 were forfeited. Half of the options had an exercise price of $0.50 per share and the remaining half had an exercise price of $0.65 per share.

Total stock-based compensation expense for the three months ended March 31, 2008 amounted to $364,199 (March 31, 2007 - $1,564,856).

No other value associated with the stock options was recognized in the accounts of the Company.

The fair value of each option and warrant granted for the three months ended March 31, 2008 and 2007 was estimated on the date of the grant, using the Black-Scholes Option Pricing Model with the following assumptions:

	2008		2007
Risk-free interest rate	1.53 – 2.75%		4.66 – 4.78%

Volatility factor of the future expected market price of the Company’s common shares	64.19 – 71.44%	%	56.53 – 57.79%

Weighted average expected life
• Options	5 years		4.86 years
• Warrants	2 years		2 years

Expected dividends	Nil		Nil

Weighted average grant date fair value
• Options	$0.24	$2.18
• Warrants	$0.25	$2.00

Stock-Trak Group, Inc.
  Notes to Interim Consolidated Financial Statement
  For the three months ended March 31, 2008
  (Expressed in United States dollars)
(Unaudited – Prepared by Management)
7.     Stock Based Compensation (cont’d)

The weighted average expected life of the options and the warrants represents the period of time that the options and warrants are expected to be outstanding.  At March 31, 2008, no options or warrants have been exercised to date, and 100% of issued options and warrants are at exercise prices in excess of the trading price of the Company at March 31, 2008. As a result, the Company has estimated that the option and warrant holders will exercise at the expiry date.  The risk-free rate used to value the warrants and options is based on the yield of U.S. Treasury securities at the grant date.  The volatility has been calculated based on the historical price of the Company’s common shares since January 2005, a historic period that management has determined best represents the future expected volatility.

Details of the options are as follows:

	Number of options	Weighted average exercise price per share
Options outstanding, December 31, 2007	16,520,000	$0.58
Options granted	214,000	0.43
Options forfeited	(225,000)	(0.575)
Options outstanding, March 31, 2008	16,509,000	$0.57
Options exercisable, March 31, 2008	13,042,500	$0.59

Of the total options outstanding and exercisable as at March 31, 2008, 180,000 were issued under the 2005 Plan. The remainder were issued under the terms of the New Plan or outside the terms any Plan.

Details of stock options outstanding as at March 31, 2008 are as follows:

Range of exercise prices	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options Exercisable
$2.00	180,000	$2.00	1.66	180,000
$0.50 - $0.65	15,315,000	$0.575	4.54	12,700,000
$0.30	1,014,000	$0.30	4.71	162,500
TOTAL	16,509,000			13,042,500

The aggregate intrinsic value of both the outstanding and exercisable options as at March 31, 2008 amounted to $NIL.

As of March 31, 2008, there was approximately $700,000 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a remaining vesting period of approximately 1.75 years.

Stock-Trak Group, Inc.
  Notes to Interim Consolidated Financial Statement
  For the three months ended March 31, 2008
  (Expressed in United States dollars)
(Unaudited – Prepared by Management)

8.  Commitments and Contingency

Commitments

(a)   The Company has entered into operating lease agreements for office premises with approximate minimum annual lease payments as follows:

For the 12 months ended March 31
2009	$185,000
2010	171,000
2011	57,000
$413,000

In addition to the basic rent, the Company is responsible for its proportionate share of property taxes and operating costs for certain of the office premises. The Company incurred approximately $62,000 and $48,000 in rent expense during the three month periods ended March 31, 2008 and 2007, respectively.

(b)   The Company has entered into various consulting and service agreements with approximate payments of $531,000 and $142,000 for the twelve months ended March 31, 2009 and 2010, respectively.

Contingency

As of March  31, 2007, the Company’s financial statements reflected a liability owing to a former director and officer on an unsecured interest bearing promissory note in the amount of $68,727, due on demand with interest calculated at a rate of 10% per annum (compounded annually). As of March 31, 2007, the Company’s financial statements also reflected a liability owing to a shareholder in the amount of $25,000. This loan was unsecured, non-interest bearing and due on demand. During the year ended December 31, 2007, management determined that a complete write-off was required on both loans payable.

On September 28, 2007, the former director and officer (the “plaintiff”) filed a civil complaint against the Company demanding repayment of the promissory note plus damages.  The plaintiff is claiming that the obligation under the promissory note as at March 31, 2008 amounts to approximately $92,000, inclusive of interest at 10% compounded annually.  Management believes that the claim is unsupported and without merit and, accordingly, no provision has been made for the claim.

In the ordinary course of business, the Company and its subsidiaries may have legal proceedings brought against them. Other than as described above, management is not aware of any outstanding legal claims against the Company as of March 31, 2008.

Stock-Trak Group, Inc.
  Notes to Interim Consolidated Financial Statement
  For the three months ended March 31, 2008
  (Expressed in United States dollars)
(Unaudited – Prepared by Management)

9.  Segment Disclosure

The Company's reportable segments are strategic business units that offer different services.  Each segment is managed separately because it is subject to different marketing strategies. As such, the operations of the Company and its consolidated subsidiaries are comprised of two reportable operating segments: event marketing and stock market simulation services.  The accounting policies of the reportable segments are the same as those described in the Company's summary of significant accounting policies. The following information is provided with respect to the Company's operating segments:

	For the three months ended March 31, 2008
	Event Marketing	Stock Market Simulation Services	Total
Revenue - USA	$331,439	$627,888	$959,327
Cost of revenue	136,384	43,205	179,589
Salaries and benefits	228,524	483,073	711,597
General and administrative	27,279	423,958	451,237
Occupancy costs	24,471	34,421	58,892
Depreciation and amortization	3,771	210,159	213,930
Stock-based compensation	-	232,981	232,981
Interest	51	429	480
Segment Loss	$(89,041)	$(800,338)	$(889,379)
Unallocated amounts -
Shared salaries and benefits			171,874
Shared general and administrative			93,892
Shared occupancy costs			9,929
Shared depreciation and amortization			86
Foreign exchange			(128,138)
Shared stock-based compensation			131,218
Shared interest expense			18,187
			297,048
Net Loss			$(1,186,427)
Total Segment Assets
Canada	$114,346	$536,575	$650,921
U.S.A.	662,514	3,453,489	4,116,003
Total	$776,860	$3,990,064	$4,766,924
Unallocated amounts -
Cash and cash equivalents – U.S.A.			2,630,293
Cash and cash equivalents – Canada			293,896
Other assets – U.S.A.			5,836
Other assets – Canada			35,352
Total assets			$7,732,301
Capital expenditures:
Event Marketing			$453
Stock Market Simulation Services			18,491
Total			$18,944

Stock-Trak Group, Inc.
  Notes to Interim Consolidated Financial Statement
  For the three months ended March 31, 2008
  (Expressed in United States dollars)
(Unaudited – Prepared by Management)

9.   Segment Disclosure (Cont’d)

	For the three months ended March 31, 2007
	Event Marketing	Stock Market Simulation Services	Total
Revenue - USA	$301,168	$366,518	$667,686
Cost of revenue	129,401	-	129,401
Salaries and benefits	213,267	374,888	588,155
General and administrative	34,162	285,391	319,553
Occupancy costs	22,125	30,563	52,688
Depreciation and amortization	5,137	173,272	178,409
Stock-based compensation	-	358,232	358,232
Segment Loss	$(102,924)	$(855,828)	$(958,752)
Unallocated amounts -
Shared salaries and benefits			169,939
Shared general and administrative			151,894
Shared occupancy costs			8,845
Foreign exchange			(875)
Shared stock-based compensation			1,206,624
Shared interest expense			(1,620)
			1,534,807
Net Loss			$(2,493,559)
Total Segment Assets (as at December 31, 2007)
Canada	$79,093	$484,974	$564,067
U.S.A.	953,945	3,515,833	4,469,778
Total	$1,033,038	$4,000,807	$5,033,845
Unallocated amounts -
Cash and cash equivalents – U.S.A.			2,338,466
Cash and cash equivalents – Canada			826,778
Other assets – U.S.A.			166,945
Other assets – Canada			51,497
Total assets			$8,417,531
Capital expenditures: (for the three months ended March 31, 2007)
Event Marketing			$-
Stock Market Simulation Services			44,527
Unallocated			-
Total			$44,527

10.  Comparative Figures

Certain reclassifications of prior year figures have been made to facilitate comparison with the current year.

FORWARD-LOOKING STATEMENTS

The information contained in this report on Form 10-Q and in other public statements by the Company and Company’s officers or directors includes or may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” or “believe” or the negative thereof or any variation thereon or similar terminology.

Such forward-looking statements are made based on management's beliefs, as well as assumptions made by, and information currently available to, management pursuant to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Such statements are not guarantees of future performance or events and are subject to known and unknown risks and uncertainties that could cause the Company's actual results, events or financial positions to differ materially from those included within the forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the availability of capital resources, our ability to execute our business plan, our ability to attract and retain customers and qualified technical, selling, marketing and managerial personnel, customer acceptance and satisfaction with our event marketing and stock market simulation services, changes in applicable regulatory actions, changes in the securities or capital markets, statements of assumption underlying any of the foregoing, and other factors disclosed under the caption “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission and in Item 1A of Part II of this report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  Except as required by law, we undertake no obligation to disclose any revision to these forward-looking statements to reflect events or circumstances after the date made.

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

On December 15, 2004, we acquired certain assets of The DVT Group and Elumalite Technologies, which together with our business development activities, transitioned us into an operating company. In January 2005, we acquired certain assets of Sharp Marketing & Associates Ltd. which provided us with a platform to display and sell advertising on fixed and mobile screens, a business that we currently operate as our event marketing segment.

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

Effective January 25, 2008, we changed our name from Neutron Enterprises, Inc. to Stock-Trak Group, Inc.

Overview

We currently operate in two distinct segments: (i) event marketing; and (ii) stock market simulation services for the educational, corporate and consumer markets.  Leveraging our existing stock market simulation platform and the experience of our management team, we have developed and are promoting online skill-based stock market simulation contests to the consumer market and stock market simulation services to the educational and corporate markets.

Event Marketing. Our event marketing segment is operated by our wholly-owned subsidiary, Neutron Media Inc. (“Neutron Media”).  This segment generates revenue through advertising, marketing and brand messaging sales at premium locations and special events throughout the Unites Sates of America. The event marketing segment leverages strategic partner relationships with organizers of high profile events to offer advertisers branding opportunities via permanent or event driven installations. Outdoor digital signage solutions empower the advertiser with the ability to enrich the customer experience, build brand awareness and loyalty, and drive bottom-line results.  Advertisers benefit from the ability to place their ads on giant light emitting diode (LED) screens positioned in high traffic venues targeting millions of consumers where and when they make their purchase decisions and brand choices.

Stock Market Simulation Services and Contests.  Our stock market simulation services segment is operated by our wholly-owned subsidiaries, Stock-Trak and Neutron Media (through its Wall Street Survivor division).

We are an Internet-based, comprehensive stock market simulation services company with offices in Atlanta, Georgia and Montreal, Quebec, Canada, serving the educational, corporate and consumer markets.   We provide stock market simulations that allow our users to practice trading all types of securities, including stocks, options, futures, mutual funds, bonds and more.  Originally conceived by Stock-Trak in 1990 as an educational tool for college students taking business and finance classes, the business grew to also offer branded stock market simulation solutions for corporate and educational organizations interested in offering stock market simulations to their customers, employees and students.

During the fourth quarter of 2006, we announced our intention to develop and promote online, direct-to-customer, skill-based stock market simulation contests.  Wall Street Survivor, a division of Neutron Media, operates this business.  We have developed and are promoting a sophisticated, comprehensive, community oriented, interactive, prize-based multiplayer financial web portal to:  (i) serve as a source of financial information and tools for investors; (ii) conduct stock market performance contests in which participants compete in real-time for cash and other prizes; and (iii) serve as a destination for providers of financial and other services to market their services to users of our website.  To date, we have generated advertising revenues from Wall Street Survivor. Going forward, we expect to generate revenue from sponsorships, advertising and sales of premium content.  In pursuit of this model, we acquired Stock-Trak and have developed what we believe is the most advanced and comprehensive stock market simulation software currently available.

On April 23, 2007, we launched the alpha version of our “Wall Street Survivor” stock market simulation contest, which ran from April 23, 2007 to May 31, 2007.  Contestants competed to win $10,000 in cash and prizes and were offered “Survivor Loyalty Points” redeemable for prizes by providing us with comments and feedback on all aspects of our site and completing our surveys. 66% of registered users became active players, despite very limited marketing and prize money. The average user spent approximately 10 minutes on the site, with more than 81% of the visitors returning. The wallstreetsurvivor.com web site was available more than 99.9% of the time, suggesting a robust platform.

On June 4, 2007 we launched the beta version of our “Wall Street Survivor” stock market simulation contest, which ran from June 4, 2007 until July 27, 2007. The prize pool was increased from the $10,000 prize pool offered in the alpha launch to $25,000. In addition, the “Survivor Loyalty Points” program was slightly adjusted to offer additional points to anyone who referred a friend to our competition. Despite very limited marketing, we experienced significant increases in participation, number of visitors, page views and time spent on the site.  As a result of the significant increase in traffic, on September 6, 2007 we announced that our Alexa ranking, over the past three months, increased by approximately 137,000 places, with our three month average ranking coming in at 92,687.  The wallstreetsurvivor.com web site was ranked in the top 68,000 web sites by Alexa during the week prior to the announcement. Total contest participants increased by 407%, resulting in 12,547 participants. The total number of trades executed increased 169%, indicating a high level of participation. The total number of visitors to the contest site increased to approximately 187,000, up more than 25-fold from the previous contest.  The total number of page views rose by 461% to more than 1.8 million.  Users spent an average of 13.47 minutes per visit on the site, an increased of 12% compared to the last contest.

On August 1, 2007, we launched the third installment of our “Wall Street Survivor” stock market simulation contest, which ran from August 1, 2007 to September 28, 2007 and offered another $25,000 in cash and prizes. On October 3, 2007, we announced that this contest attracted 22,223 participants which generated 17,500 active players, representing a 68% increase from the previous competition completed in July 2007. In addition to strong participation, the number of stock trades completed increased 135%, demonstrating a high activity rate by contestants. The number of page views more than doubled compared to the previous competition. Despite very limited marketing, the number of unique visits increased 52% to 352,734.

We launched our fourth installment of our “Wall Street Survivor” stock market simulation contest on October 1, 2007. This competition ran through December 14, 2007, offered another $25,000 in cash and prizes, and generated in excess of 25,000 active players, representing a 45% increase from the previous competition completed in September. In addition to strong participation, the number of trades completed increased by 170%, demonstrating a high activity rate by players. The number of page views more than doubled compared to the previous competition.

The fifth installment of our “Wall Street Survivor” stock market simulation contest was launched January 2, 2008 and ran until April 25, 2008. We increased our prize pool for this competition to $50,000, including $28,000 in luxury train trips to be awarded to the “Best Overall Trader” and “Best Overall Investor”. New registrants increased by almost 35% to 34,000. Pageviews increased by 65% to 13,503,000. The Company served up 33,757,000 ad impressions, more than double that of the previous contest.

Throughout September and October 2007, we announced various contracts with major corporations in the securities and financial-related industries, including Scotia McLeod and eFinancialCareers.com whereby we were contracted to provide branded stock market simulation sites. In addition, we announced a promotional and licensing agreement with The Motley Fool, Inc. (“TMF”) whereby TMF promoted our stock market simulation contests through its web site and alerts to its subscribers. In consideration thereto, the Company integrated TMF content onto our web sites.

Recently, Credential Direct, a division of Credential Securities Inc, agreed to act as a prime sponsor for a project in partnership with Canwest and The National Post. This will be a nationally marketed stock market simulation contest, heavily promoted in the National Post, Global TV and all their local daily newspapers. This tournament is expected to launch in the third quarter of 2008.

Recent Developments

In May 2008, we announced the release of version 2 of our Wall Street Survivor contest portal. Concurrent with that, we launched the sixth installment of our “Wall Street Survivor” stock market simulation contest which will run from May 1, 2008 through August 29, 2008. The $50,000 prize pool for this contest features daily, weekly and monthly prizes with a grand prize award of two luxury resort vacations in Cozumel, Mexico.

In addition to the market leading features and functions contained in version 1 of its real time, streaming stock market simulation platform, we have created an even more robust and feature rich contest environment which promises to dramatically enhance the user’s experience.

New site features include:

●	Buddy Lists which will allow users to invite friends and family to a personalized “buddy” leaderboard and allows users to track performance in relation to his or her “buddies”.
●
Profile Pages where every user gets a personalized profile page that displays their most recent trades, their Buddy list, a Guest Book and many other features designed to enhance the site’s social networking environment.

●	Starter Stock Portfolios allow users with little or no experience to “get in the game” by selecting from a series of pre-populated portfolios which the user can then modify as they wish.
●	Dashboard Overview has been enhanced to allow the user even greater visibility into the make up of the portfolio and its relative overall performance.
●	Video News Feeds provide the user a vast library of video feeds ranging from breaking market news to tutorial and educational content.
●	Platform Upgrade designed to offer our clients greater scalability and extensibility, and to bring users into an even greater “real-life” simulation environment.

Version 2 is more robust and scalable than its predecessor and we believe that, with its increased sophistication in learning, trading and social networking components, the site will, even more effectively, attract and retain players resulting in an ever expanding and more valuable user base. We also believe that the users’ ability to now invite friends and track relative performance is a precursor to users being able to create their own contests, as is done in the multi-billion dollar fantasy sports league business.

Key Performance Indicators

Our key performance indicators are recognized revenue and deferred revenue.

Event Marketing. For our event marketing segment, we recognize revenue as the related advertising is aired. Deferred revenue results when we sell advertising in advance of the airing of the advertising.

Stock Market Simulation Services. For our stock market simulation segment, the majority of our revenues are currently tied to the educational market and, therefore, the majority of revenue is earned during the academic semesters from January to mid-May and then again from September to mid-December. Deferred revenue results when we sell in advance of our services being rendered. Wall Street Survivor currently generates revenue from advertising and we expect future revenues to be generated from advertising, sponsorships and sales of premium content.  We are uncertain as to the timing of future revenues but do not expect them to be subject to any seasonality.

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

Our primary strategic objectives over the next 12 months are to grow and strengthen our position in the market for event marketing services, expand our sales and marketing efforts to new customers and markets in our stock market simulation services segment, and to further develop, promote and monetize our stock market simulation contests thereby generating a substantial increase in revenue.  We plan to achieve these objectives through focused sales and marketing to both new and existing customers in all our business segments. By creating effective marketing campaigns, we plan to generate further interest and participation in our stock market simulation contests, thereby increasing revenue. We are also executing strategies to control overhead and expenses, including executive review of all expenditures and contracts to determine where cost savings could be obtained with an increased focus on comparisons of budget to actual figures.  In addition, salary reductions have been negotiated with all executives and members of senior management.

Our operating units have inherent risk.  Our future is largely dependent upon our success in building an infrastructure and executing our business plan.  We continue to invest in development of proprietary technologies.  Unanticipated technical obstacles can arise at any time, disrupt sales or licensing activities, and result in lengthy and costly delays. See “Risk Factors” set forth in Part II Item 1A below for a more complete discussion of certain of the material risks that may affect our business.

Revenue for the three months ended March 31, 2008 was $959,327 compared to $667,686 for the three months ended March 31, 2007. We expect revenue to increase based on the expected successful completion of certain event marketing assignments underway at the end of the quarter, continued and growing contributions to revenues from our stock market simulations serving the educational and corporate markets, and the expected growth in revenue to be earned from our stock market simulation contests. To date, we have incurred operating losses, as our revenues have not achieved a sufficient level to support our salaries and general and administrative expenses.  See “Liquidity and Capital Resources” below.

Critical Accounting Policies and Estimates

The significant accounting policies used in preparing our interim consolidated financial statements are the same as those used in preparing our annual financial statements. These policies are described in note 2 to our consolidated financial statements for the year-ended December 31, 2007 included in our annual report on Form 10-K and should be read in conjunction with notes 2 and 3 of the interim consolidated financial statements included herein to ensure a proper understanding and evaluation of the estimates and judgments made by management in preparing our interim consolidated financial statements. Our interim consolidated financial statements are prepared in accordance with United States generally accepted accounting principles.

Inherent in the application of some of these policies is the judgment by management as to which of the various methods allowed under generally accepted accounting principles is the most appropriate to apply to the Company.  In addition, management must take appropriate estimates at the time the financial statements are prepared.

Adoption of New Accounting Standards

Fair Value Measurements

SFAS 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008. We adopted SFAS 157 for financial assets and liabilities in the first quarter of fiscal 2008 with no material impact to the consolidated financial statements. We are currently evaluating the potential impact the application of SFAS 157 to our non-financial assets and liabilities will have on our consolidated financial statements.

SFAS No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis.  SFAS No. 157 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements.  This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values.  The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to FAS No. 157.  At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

Fair Value of Financial Instruments

The fair value represents management’s best estimates based on a range of methodologies and assumptions.  The carrying value of receivables and payables arising in the ordinary course of business and the subscriptions receivable and secured convertible note payable approximate fair value because of the relatively short period of time between their origination and expected realization.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2008 and March 31, 2007

Revenue for the three months ended March 31
By type of service	2008	% of total	2007	% of total
Stock market simulation	627,888	65%	336,518	55%
Event marketing sales	331,439	35%	301,168	45%
	$959,327	100%	$667,686	100%

By customer location	2008	% of total	2007	% of total
Canada	$--	0%	$--	0%
United States	959,327	100%	667,686	100%
	$959,327	100%	$667,686	100%

Revenue.

Our revenue consists of compensation for services provided.

Event Marketing. Event marketing revenue for the three months ended March 31, 2008 was $0.33 million as compared to $0.30 million for the three months ended March 31, 2007, an increase of  $0.03 million or 10%.  Approximately $0.135 million of our revenues in 2008 related to advertising sales generated on the CBS screen in Times Square, New York on January 1, 2008 and for the month of March 2008 without a comparable transaction in 2007. In 2007, we sold advertising on the CBS screen during the Thanksgiving and Christmas holiday periods running from December 18 to January 1, 2008.  In 2008, we have secured the CBS screen throughout the remainder of the year and expect to secure significant advertising revenue throughout the remainder of the year. This increase in revenue was offset by approximately $47,000 in lost advertising revenues generated on the CVS Screen in Las Vegas due to technical difficulties with the sign which prevented us from selling advertising thereon in 2008. In addition, advertising sales generated at the Detroit Show decreased approximately $57,000. Given that we did not have any significant marketing events underway in December 2006, as compared to the Christmas season in Times Square in December 2007, our salesmen were able to focus their efforts and start selling advertising for the 2007 Detroit Auto Show earlier than for the same event for 2008, thereby explaining the decrease in revenue for this event. Based on certain marketing events underway at the end of the quarter, we expect total event marketing revenues to further increase throughout the remainder of the year.

Stock Market Simulation Services. Stock market simulation revenues represent amounts generated from the educational and corporate markets as well as the consumer market, through Wall Street Survivor. Stock market simulation revenues for the three months ended March 31, 2008 was $0.63 million as compared to $0.37 million for the three months ended March 31, 2007, an increase of 70%. Approximately $0.166 of the $0.26 million increase was due to advertising revenues generated on the Wall Street Survivor website in 2008. Given that the first Wall Street Survivor competition ran in April 2007, no related advertising revenues were earned during the three months ended March 31, 2007. The remainder of the increase in stock market simulation revenues is mainly attributable to growth in sales of our branded stock market simulations. We expect total stock market simulation revenues to further increase throughout 2008 through focused efforts on growth in existing and new markets.

Cost of Sales. Our cost of sales consist of prizing relating to our stock market simulation segment and sign rentals and other event-related fees for our event marketing segment. Consolidated cost of sales increased $0.05 million to $0.18 million for the three months ended March 31, 2008 from $0.13 million for the three months ended March 31, 2007. The following describes the reasons for the increase in consolidated cost of sales:

Event Marketing. Cost of sales for our event marketing segment increased $0.01 million to $0.14 million for the three months ended March 31, 2007 from $0.13 million. The cost of sales to revenue ratio was 41% for the three months ended March 31, 2008 compared to 42% for the three months ended March 31, 2007. Our cost of sales in 2007 represented event fees related to the Detroit Auto Show. Our cost of sales to revenue ratio for this event decreased from 50.89% to 36.57%, which is attributable to better rates negotiated for our event fees during the three months ended March 31, 2008. The remainder of the cost of sales for three months ended March 31, 2008 relate to advertising on the CBS screen in Times Square for which there was no comparable transaction in 2007. We expect cost of sales as a percentage of revenue to be below that realized in 2007 for the remainder of the year.

Stock Market Simulations. Cost of sales for our stock market simulation segment is represented mainly by prizes awarded to winners and participants in our Wallstreet Survivor contests. The cost of sales to revenue ratio was 6.88% for the three months ended March 31, 2008. Given that the Wallstreet Survivor contests only first launched in April 2007, there were no costs of sales for the three months ended March 31, 2007. As a result of expected increased sales for the remainder of 2008, we expect cost of sales as a percentage of sales to continue to decrease throughout 2008.

Operating Expenses. Our operating expenses consist of salaries and benefits, general and administrative expenses, stock-based compensation, foreign exchange, depreciation and amortization, interest and occupancy costs. Salaries and benefits expense includes salaries, employee benefits, incentive compensation, certain contract labor and other payroll related costs, which are expensed as incurred.  General and administrative costs include business development, office costs, technology, marketing and professional services. Occupancy costs represent the costs of leasing and maintaining Company premises. Stock-based compensation expenses represent expenses incurred in connection with the issuance of stock options and other share-based payments to our employees, directors, consultants or service providers. Such expenses are included on the consolidated statement of operations under stock-based compensation – salaries and general and administrative.

Operating expenses decreased $1.06 million to $1.97 million for the three months ended March 31, 2008 from $3.03 million for the three months ended March 31, 2007.  Changes in operating expenses are as follows:

Salaries and Benefits. Consolidated salaries and benefits expense for the three months ended March 31, 2008 increased $0.12 million to $0.88 million compared to $0.76 million for the three months ended March 31, 2007, an increase of 15.8%. The following describes the reasons for the increase in consolidated salaries and benefits:

Event Marketing. Salaries and benefits expense for the three months ended March 31, 2008 increased $0.02 million to $0.23 million compared to $0.21 million for the three months ended March 31, 2007, an increase of 9.5%.  Included in salaries and benefits for our event marketing segment are commissions paid to salesmen which are based on sales. Accordingly, we expect salaries expense to vary with sales. The salaries and benefits to revenue ratio for the three months ended March 31, 2008 was 69%, compared to 71% for the three months ended March 31, 2007. We expect our salaries and benefits to revenue ratio to decrease and be consistently below the ratios realized during 2007 as a result of renegotiated salary and bonus structures taking effect in 2008.

 Stock Market Simulation Services. Salaries and benefits expense for the three months ended March 31, 2008 increased $0.11 million to $0.48 million compared to $0.37 million for the three months ended March 31, 2007, an increase of 30%.  The increase was primarily the result of additional employees hired to support the growth and development of our stock market simulation segment.  The salaries expense to revenue ratio for the three months ended March 31, 2008 was 77% compared to 102% for the three months ended March 31, 2007, a decrease of 25%.  As a result of expected increased sales and anticipated decreased salaries and benefits expenses, we expect our salaries expense to revenue ratio to decrease over the remainder of the year.

Shared Salaries and Benefits. Shared salaries and benefits expense remained consistent at $0.17 million for the three months ended March 31, 2008 and 2007.  The shared salaries expense to consolidated revenue ratio for the three months ended March 31, 2008 was 18% compared to 25% for the three months ended March 31, 2007, a decrease of 7%.  As a result of expected increased consolidated revenues, we expect our shared salaries expense to consolidated revenue ratio to decrease over the remainder of the year.

General and Administrative. Consolidated general and administrative expenses for the three months ended March 31, 2008 increased $0.08 million to $0.55 million from $0.47 million for the three months ended March 31, 2007, an increase of 17.0%.  The following describes the reasons for the increase in consolidated general and administrative expenses:

Event Marketing. General and administrative expense for the three months ended March 31, 2008 decreased $0.007 million to $0.027 million from $0.034 million for the three months ended March 31, 2007, a decrease of 21%.  The decrease is due mainly to a decrease in bad debts expense. The general and administrative expense to revenue ratio for the three months ended March 31, 2008 was 8% compared to 11% for the three months ended March 31, 2007, a decrease of 3%.  As a result of expected increased revenues and continued focus on cost control measures, we expect our salaries expense to revenue ratio to decrease over the remainder of the year.

Stock Market Simulation Services. General and administrative costs increased $0.13 million to $0.42 million for the three months ended March 31, 2008, from $0.29 million for the three months ended March 31, 2007.  We incurred $0.16 million in marketing expenses related to our Wall Street Survivor contest portal. Given that our first contest was launched in April 2007, there were no related marketing costs incurred during the three months ended March 31, 2007. The remainder of increase was due primarily to an increase in technology and general and administrative costs required to support the growth of our stock market simulation segment. The general and administrative cost to revenue ratio was 68% for the three months ended March 31, 2008 compared to 78% for the three months ended March 31, 2007, a decrease of 10%. As a result of expected increased sales in the remainder of 2008 and continued focus on cost control, we expect the general and administrative costs to revenue ratio to decrease from this level over the remainder of the year.

Shared General and Administrative Expenses. Shared general and administrative expenses decreased $0.06 million to $0.09 million for the three months ended March 31, 2008, from $0.15 million for the three months ended March 31, 2007. The decrease is due partly to non-cash expenses of $0.05 million related to the issuance of common shares in exchange for services received during the three months ended March 31, 2007, as compared to $Nil during the three months ended March 31, 2008. The remainder of the decrease is due to continued focus on cost control, including, amongst other items, reductions in director fees, decreased use of placement agencies for personnel hiring purposes, discontinued use of an investor relations consultant and reductions in legal and professional fees. The shared general and administrative to consolidated revenue ratio was 10% for the three months ended March 31, 2008 as compared to 23% for the three months ended March 31, 2007, a decrease of 13%. As a result of expected increased consolidated revenues and continued focus on cost control, we expect the shared general and administrative costs to consolidated revenue ratio to decrease from this level over the remainder of the year.

Occupancy Costs. Consolidated occupancy costs for the three months ended March 31, 2008 increased $0.07 million to $0.69 million from $0.62 million for the three months ended March 31, 2007, an increase of 11.3%.  The following describes the reasons for the increase in consolidated occupancy costs:

Event Marketing. Occupancy costs remained relatively consistent at $0.02 million for the three months ended March 31, 2008 and 2007. The occupancy cost to revenue ratio was 7% for each of the three months ended March 31, 2008 and 2007. As a result of expected increased sales, we expect the occupancy costs to revenue ratio to decrease over the remainder of the year.

Stock Market Simulation Services. Occupancy costs remained relatively consistent at $0.03 million for the three months ended March 31, 2008 and 2007. The occupancy cost to revenue ratio was 5% for the three months ended March 31, 2008, as compared to 8% for the three months ended March 31, 2007. As a result of expected increased sales, we expect the occupancy costs to revenue ratio to decrease over the remainder of the year.

Shared Occupancy Costs. Shared occupancy costs remained relatively consistent at $0.01 million for the three months ended March 31, 2008 and 2007. The shared occupancy cost to consolidated revenue ratio was 10% for the three months ended March 31, 2008, as compared to 13% for the three months ended March 31, 2007. As a result of expected increased sales, we expect the shared occupancy costs to consolidated revenue ratio to decrease over the remainder of the year.

Stock-Based Compensation. Consolidated stock-based compensation for the three months ended March 31, 2008 decreased $1.2 million to $0.36 million from $1.56 million for the three months ended March 31, 2007, a decrease of 76.9%.  The following describes the reasons for the decrease in consolidated stock-based compensation:

Stock Market Simulation Services. Stock-based compensation for the three months ended March  31, 2008 was $0.23 million compared to $0.36 million for the three months ended March 31, 2007. The decrease of $0.13 million was due mainly to a larger number of options granted during the three months ended March 31, 2007 and higher grant date stock prices and exercise prices during that period.

Shared Stock-Based Compensation. Stock-based compensation for the three months ended March  31, 2008 was $0.13 million compared to $1.2 million for the three months ended March 31, 2007. The decrease of $1.07 million was due mainly to a larger number of options being expensed during the three months ended March 31, 2007 and higher grant date stock prices and exercise prices during that period. In addition, as a result of a cancellation and repricing of stock options in October 2007, the majority of the newly issued options vested immediately upon grant in October 2007. Accordingly, the related stock-based compensation cost of these options was fully expensed in 2007.

Depreciation and Amortization. Consolidated depreciation and amortization expenses are comprised mainly of expenses related to our event marketing and stock market simulation segments. Shared depreciation and amortization expense in not considered to be significant. Consolidated depreciation and amortization expense for the three months ended March 31, 2008 was $0.21 million as compared to $0.18 million for the three months ended March 31, 2007, an increase of $0.03 million or 16.67%. The following describes the reasons for the increase in consolidated depreciation and amortization:

Event Marketing. Depreciation and amortization expense for the three months ended March 31, 2008 was $0.003 million as compared to $0.005 million for the three months ended March 31, 2007.  The decrease of $0.002 million was due mainly to the use of the declining balance method to calculate depreciation and amortization and limited additions to capital expenditures. We expect that depreciation and amortization will remain relatively consistent throughout the remainder of the year.

Stock Market Simulation Services. Depreciation and amortization expense for the three months ended March 31, 2008 was $0.21 million as compared to $0.17 million for the three months ended March 31, 2007, an increase of $0.04 million. Included in depreciation and amortization for the three months ended March 31, 2008 is $0.09 million related to the amortization of intangible assets acquired pursuant to the acquisition of Stock-Trak, Inc. in January 2007, as compared to $0.17 million for the three months ended March 31, 2007. The $0.08 million decrease is the result of the finalization of the purchase price allocation in the fourth quarter of 2007. Also included in depreciation and amortization is $0.11 million related to amortization of our software development costs. Amortization on software development costs began in July 2007 upon completion of the development stage for version 1 of our software portal. Accordingly, there was no comparable amortization expense for the three months ended March 31, 2007. We expect depreciation and amortization expense to decrease throughout the remainder of the year as version 1 of the software portal will be fully amortized as of April 30, 2008. We have substantially completed development of version 2 of our software portal as of May 1, 2008 and will commence amortization of capitalized costs incurred for version 2 to commence at that time. We expect the amortization period for version 2 of our software portal to be greater than which was used for version 1.

Foreign Exchange. Foreign exchange gain for the three months ended March 31, 2008 amounted to $0.13 million compared to a nominal gain of $875 for the three months ended March 31, 2007.  Our Canadian subsidiary, whose functional currency is the Canadian dollar, incurs most of its operating costs in Canadian dollars while generating revenue in U.S. dollars. Accordingly, the foreign exchange gain is a direct result of the weakening of the Canadian dollar compared to the U.S. dollar during the three months ended March 31, 2007.

Interest. Consolidated interest expense is comprised mainly of shared interest costs. Interest expense related to our event marketing and stock market simulation segments are not considered to be significant. Shared interest expense for the three months ended March 31, 2008 amounted to $0.02 million and consisted mainly of $0.04 million of accrued interest related to our secured convertible note payable, offset by interest income earned on short-term investments.

Net Loss.

Event Marketing. We incurred a net loss of $0.09 million during the three months ended March 31, 2008, compared to a net loss of $0.10 million during the three months ended March 31, 2007. We expect our net loss will decrease in 2008 as we anticipate increased revenues and continued focus on cost control.

Stock Market Simulation Services. We incurred a net loss of $0.80 million during the three months ended March 31, 2008, compared to a net loss of $0.86 million during the three months ended March 31, 2007. We expect our net loss will decrease in 2008 as we anticipate increased revenues and continued focus on cost control.

Consolidated. We incurred a net loss of $1.19 million during the three months ended March 31, 2008, compared to a net loss of $2.49 million during the three months ended March 31, 2007. A significant portion of our loss in both years was comprised of non-cash expenses, including depreciation and amortization, stock-based compensation, and the value of shares issued in exchange for services received. Our net loss before such costs amounted to $0.61 million for the three months end March 31, 2008 as compared to $0.70 million for the three months ended March 31, 2007.  We expect our net loss will decrease throughout the remainder of the year as we anticipate increased revenues and continued focus on cost control.

Commitments And Contractual Obligations

Set forth below is a summary of the approximate amounts due and committed under contractual cash obligations at March 31, 2008:

	Total	Due in 1 year or less	Due between years 2 and 3	Due between years 4 and 5	Due after 5 years
Operating leases	$413,000	$185,000	$228,000	$-	$-
Employment agreements	$1,090,000	$858,000	$232,000	$-	$-
Total contractual cash obligations	$1,503,000	$1,043,000	$460,000	$-	$-

Liquidity and Capital Resources

We continue to experience negative cash flow from operating activities as we continue to invest in the development and promotion of our stock market simulation segment.  As of March 31, 2008, we had working capital of $0.36 million, including cash and cash equivalents of $2.9 million, compared to working capital of $1.11 million, including cash and equivalents of $3.17 million at December 31, 2007.  The decrease in working capital resulted from the use of cash to finance our operating loss and growth initiatives.

Net cash used in operating activities was $0.35 million for the three months ended March 31, 2008 compared to $0.94 million for the three months ended March 31, 2007.  The use of cash during both periods was to finance our operating loss.

Net cash provided by financing activities was $0.244 million for the three months ended March 31, 2008 compared to $2.57 million for the three months ended March 31, 2007.  During the three months ended March 31, 2008, we realized $0.1 million from the sale of common shares and warrants and collected $0.14 million of subscriptions receivable related to our round of financing in December 2007. During the three months ended March 31, 2007, we realized $2.1 million from secured convertible note financing and net proceeds of $0.49 million from the issuance of common stock and warrants and repaid a $20,000 line of credit used by Stock-Trak.

Net cash used in investing activities was $0.11 million during the three months ended March 31, 2008 compared to $2.3 million during the three months ended March 31, 2007. During the three months ended March 31, 2008, we invested $0.09 million in software development related to our stock market simulation contests and acquired $0.02 million of property and equipment. During the three months ended March 31, 2007, we used $1.97 million to acquire Stock-Trak, invested $0.29 million in software development related to our stock market simulation contests, and acquired $0.04 million of property and equipment in connection with moving our head office and supporting an increase in the number of employees hired to support our continued growth.

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

On March 23, 2007, we issued a secured convertible note in the principal amount of $2,100,000.  The note accrues interest at the rate of 8% per annum payable at maturity and is convertible at anytime at the option of the holder into shares of our common stock at a conversion price of $2.50 per share. The convertible note is due the earlier of (i) eighteen months after issuance, (ii) upon an event of default, or (iii) at the option of the holder, in the event that we raise an aggregate of $7,000,000, either through the issuance of debt or equity or any combination thereof.  We may prepay the note at any time without penalty.

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

As of the date of this report, we have cash resources of approximately $2.68 million. We currently use approximately $200,000 per month to conduct operations and expect this amount will decrease throughout the remainder of the year. We believe that sales will continue to ramp up and contribute cash for the remainder of fiscal 2008 and we have flexibility to adjust the level of research and development, marketing, selling and administrative expenses based on the availability of resources.

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

Off-Balance Sheet Arrangements

As of March 31, 2008, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer/Executive Vice President, who serve as our principal executive officer and our principal financial officer, respectively.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer/Executive Vice President concluded that as of December 31, 2007, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer/Executive Vice President, in order to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act ) that occurred during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of losses, have yet to begin generating positive cash flows from operations. We have experienced net losses in each fiscal quarter since our inception and as of March 31, 2008, had an accumulated deficit of $53.7 million. We incurred net losses to common shareholders of approximately $1.19 million during the three months ended March 31, 2008 and approximately $2.49 million during the three months ended March 31, 2007.  As a result of these conditions, the report of our independent accountants issued in connection with the audit of our financial statements as of and for our fiscal year ended December 31, 2007 contained a qualification raising a substantial doubt about our ability to continue as a going concern. While we expect that our cash flows from operations will improve during 2008 and our net losses from operations will decrease during the next six months, we can provide no assurance that these expectations will be met.  As a result, we may continue to generate losses and negative cash flows from operations for the foreseeable future.

In order to execute our business plan or cover expenses in connection with unforeseen events, we will need to raise additional capital or renegotiate existing financing which may not be available on terms acceptable to us, if at all. We currently have a secured convertible note payable with a principal balance of $2.1 million which, in addition to accrued interest, will become due in September 2008.  In order to execute our current business plan and support future growth, we will need to raise additional capital or renegotiate our existing financing facilities.  The amount of funding required will be determined by many factors, some of which are beyond our control, and we may require such funds sooner than currently anticipated or to cover unforeseen expenses.  As a result, we will need to raise additional funds or renegotiate existing financing facilities during the next 12 months.  We expect that any such funding would be raised through sales of our debt or equity securities. When renegotiating debt or raising additional funding, general market conditions or the then-current market price of our common stock may not support renegotiation or capital raising transactions.  We have not made arrangements to obtain additional financing or renegotiate existing financing and we can provide no assurance that we will be able to renegotiate existing financing or that additional financing will be available in an amount or on terms acceptable to us, if at all.  If we cannot renegotiate or raise funds when they are needed or if such funds cannot be obtained on acceptable terms, we may not be able to (a) pay our costs and expenses as they are incurred (b) create or manage new stock market simulation contests (c) execute our business plan (d) take advantage of future opportunities or (e) respond to competitive pressures or unanticipated requirements or in the extreme case, liquidate the Company.  This may seriously harm our business, financial condition and results of operations.

We are an early stage company with an unproven business model which makes it difficult to evaluate our current business and future prospects. We are an early stage company introducing new services and technologies.  We entered the event marketing industry in 2005.  Prior to that time, we engaged in relatively limited operations due to our lack of available capital.  In our stock market simulation segment, although Stock-Trak has over 18 years of experience in the industry, our stock market simulation contests, operating under Wall Street Survivor, only first launched in April 2007. Accordingly, we have only a limited operating history and have not generated a material amount of revenue upon which to base an evaluation of our current business and future prospects. Although our executive management team has substantial experience in developing and managing businesses, prior to 2007, we have never developed or offered such a technology and there can be no assurance that we will be able to successfully market such a technology. As a result, we have very limited historical data and the revenue and income potential of our business is unproven.  If we are unable to continue to provide reliable and cost efficient services to our existing customers and increase the size of our business, we may be unprofitable or, in the extreme case, forced to cease operations.  Before purchasing our common stock, you should consider an investment in our common stock in light of the risks, uncertainties and difficulties frequently encountered by early-stage companies in new and evolving markets such as ours, including those described herein.  We may not be able to successfully address any or all of these risks.  Failure to adequately address such risks would have a material adverse effect on our financial condition and results of operation and could cause our business to fail.

If we acquire any companies or products in the future, such companies and products could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results. We may acquire or make investments in complementary technology companies, businesses, assets, products and services in the future.  We have only made a limited number of acquisitions to date, and therefore, our ability to make acquisitions or investments is unproven.  Acquisitions and investments involve numerous risks, including:

●	difficulties in integrating operations, technologies, services and personnel;

●	the diversion of financial and management resources from existing operations;

●	the risk of entering new markets;

●	the potential loss of key employees; and

●	the inability to generate sufficient revenue to offset acquisition or investment costs.

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

Credit risk. We manage our credit risk with respect to accounts receivable by dealing primarily with large creditworthy customers and by billing whenever possible in advance of rendering services or making commitments.  We believe that we are not subject to significant concentration of credit risk. As of March 31, 2008, we had one customer who represented 7.22% of consolidated accounts receivable.

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

Our competitive position will be seriously damaged if our services and technologies are found to infringe on the intellectual property rights of others. Other companies and our competitors may currently own or obtain patents or other proprietary rights that might prevent, limit or interfere with our ability to make, use or sell our services and technologies.  As a result, we may be found to infringe the intellectual property rights of others. The internet industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results could be adversely affected. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of our resources. An adverse result from intellectual property litigation could force us to do one or more of the following:

●	cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

●	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; and

●	redesign services that incorporate the disputed technology.

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

International exposure. International operations are subject to a number of risks inherent in operating in different countries. These include, but are not limited to risks regarding restrictions on repatriation of earnings and changes in the legal, political or economic conditions of a specific country or region, particularly in emerging markets. The occurrence of any of these events or conditions could adversely affect our ability to sell our services in various countries. Our operations could be harmed by factors including political instability, natural disasters, fluctuations in currency exchange rates and changes in regulations that govern international transactions.  We expect to sell our stock market simulation services worldwide. The risks inherent in international trade may reduce our international sales and harm our business and the businesses of our customers and our suppliers. These risks include:

●	political instability, war, terrorism and other political risks;

●	foreign currency exchange rate fluctuations;

●	compliance with a variety of foreign laws and regulations, including unexpected changes in taxation and regulatory requirements;

●	greater difficulty in safeguarding intellectual property than in the U.S.; and

●	difficulty in staffing and managing geographically diverse operations.

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

Changes in regulations and policies regarding internet gaming could harm our business. There are a variety of state and federal laws and regulations governing internet gaming, including the Internet Gambling Enforcement Act of 2006.  Although we believe, based on legal research conducted,  that our skill-based stock market simulation contests are outside the scope of most of these regulations, any changes in existing laws, rules or regulations or in the interpretation of such laws, rules or regulations, could restrict, condition or limit our proposed internet activities, or result in the imposition of substantial fines or other regulatory penalties.   Any of the forgoing could have a significant adverse effect on our business, financial condition and results of operations.

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

Future sales of our common stock may cause our stock price to decline. As of the date of this report, we have 69,952,749 shares of common stock outstanding.  Of this amount, 39,632,300 are freely tradable without restriction or further registration under the Securities Act, unless the shares are purchased by our affiliates.  The remaining 30,320,449 shares of common stock outstanding are “restricted securities” as that term is defined under Rule 144 of the Securities Act.  Effective January 8, 2007, we entered into an agreement with our CEO whereby any shares released to him during 2007 would be subject to lock-up for a period of two years. In October 2007, we granted stock options to executive officers, directors and advisors outside the terms of our 2005 Amended Stock Plan and 2007 Stock Incentive Plan. Holders of such stock options are subject to lock-up agreements as more fully described in Form 8-K filed October 18, 2007. Except for the foregoing, none of our directors, executive officers, or employees are subject to lock-up agreements or market stand-off provisions that limit their ability to sell shares of our common stock. In addition, none of our outstanding shares are subject to lock-up agreements or market stand-off provisions.  The sale of a large number of shares of our common stock, or the belief that such sales may occur, could cause a drop in the market price of our common stock.

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

Our operating results may fluctuate significantly, and these fluctuations may cause our stock price to fall. The market price of our common stock has fluctuated significantly to date.  In the future, the market price of our common stock could be subject to significant fluctuations due to general market and economic conditions and in response to our financial performance. Our operating results will likely vary in the future primarily as the result of fluctuations in our revenues and operating expenses.  Although we continue to focus on cost control measures, our growth in our stock market simulation segment will require us to incur additional operating expenses in the future to support this growth and development. If our results of operations do not meet the expectations of our shareholders or the investment community, the price of our common stock may decline. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have affected the market price of many small and micro-cap companies, and that have often been unrelated or disproportionate to the operating performance of companies

We do not pay dividends. We have never declared or paid any cash dividends on our common stock.  We currently intend to retain any future profits from operations to fund growth and do not expect to pay any dividends in the foreseeable future.  Accordingly, investors who seek dividend income should not purchase our shares.  The return, if any, from purchase of our shares will result from appreciation in the price of our shares.

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

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal controls over financial reporting, and attestation of this assessment by our independent registered public accountants.  The SEC has extended the compliance dates for smaller public companies, including us. Accordingly, our first annual assessment of our internal controls over financial reporting was included in our annual report on Form 10-K for the year-ended December 31, 2007. The first attestation report of our assessment that our independent registered public accounting firm will need to complete will be required in connection with the preparation of our annual report for our fiscal year ending December 31, 2008, unless otherwise extended by the SEC.  The SEC has proposed to extend the initial compliance date to December 15, 2009. Compliance with these rules has required us to incur increased general and administrative expenses and management attention. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. Although not anticipated, we may encounter problems or delays in completing activities necessary to make an assessment of our internal controls over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants.  If we cannot assess our internal controls over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

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

STOCK-TRAK GROUP, INC.

Date: May 13, 2008	/s/ Rory Olson Rory Olson Chief Executive Officer
Date: May 13, 2008	/s/ Mitchell Rosen Mitchell Rosen, C.A. Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended