Form 10-Q
period 2008-06-30
Stock-Trak Group, Inc.
filed 2008-08-13
CIK 1135140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended:   June 30, 2008

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

As of August 11, 2008, there were 69,952,749 shares issued and outstanding of the issuer's common stock.

STOCK-TRAK GROUP, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

PART I - FINANCIAL INFORMATION

		Page

Item 1:	Financial Statements (Unaudited)	F-1
Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	3
Item 4T:	Controls and Procedures	16

PART II - OTHER INFORMATION

Item 1A:	Risk Factors	17
Item 6:	Exhibits	22

Signatures		23

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

Item 1.    Financial Statements

STOCK-TRAK GROUP, INC.

INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

JUNE 30, 2008

Interim Unaudited Consolidated Financial Statements

Interim Unaudited Consolidated Balance Sheets	F-2

Interim Unaudited Consolidated Statements of Operations – 6 months	F-3

Interim Unaudited Consolidated Statement of Operations – 3 months	F-4

Interim Unaudited Consolidated Statement of Shareholders’ Equity	F-5

Interim Unaudited Consolidated Statements of Cash Flows – 6 months	F-6

Notes to Interim Unaudited Consolidated Financial Statements	F-7 to F-21

Stock-Trak Group, Inc.
Interim Consolidated Balance Sheets
(Expressed in United States dollars)
(Unaudited – Prepared by Management)

	June 30	December 31
As at:	2008	2007

Assets

Current
Cash and cash equivalents	$2,197,493	$3,165,244
Accounts receivable (net of allowance for doubtful accounts of $122,129; December 31, 2007 - $32,311)	648,232	1,029,499
Subscriptions receivable	-	144,000
Prepaid expenses and deposits	374,975	252,451
Deferred charges (Note 10)	66,820	25,640
	3,287,520	4,616,834

Software development, net of accumulated amortization of $422,852; December 31, 2007 - $270,180	509,864	541,994
Property and equipment, net of accumulated amortization of $126,429; December 31, 2007 - $101,598	167,141	172,188
Intangible assets, net of accumulated amortization of $532,999; December 31, 2007 - $355,333 (Note 4)	805,001	982,667
Goodwill (Note 4)	2,103,848	2,103,848
	$6,873,374	$8,417,531

Liabilities and Shareholders' Equity

Current
Accounts payable	$406,404	$534,897
Accrued liabilities	272,418	336,372
Deferred revenue	477,825	396,482
Deferred rent	12,147	12,357
Secured convertible note payable (Note 5)	2,317,499	2,230,257
	3,486,293	3,510,365

Commitments and contingency (Note 8)

Shareholders’ Equity
Common shares (Note 6)	69,953	69,463
Capital in excess of par value	57,800,334	57,165,873
Deficit	(54,620,257)	(52,541,136)
Accumulated other comprehensive income	137,051	212,966
	3,387,081	4,907,166

	$6,873,374	$8,417,531

Going concern uncertainty - see note 1

The accompanying notes are an integral part of these interim financial statements.

Stock-Trak Group, Inc.
Interim Consolidated Statements of Operations
(Expressed in United States dollars)
(Unaudited – Prepared by Management

For the six months ended June 30	2008	2007

Revenue (Note 9)	$2,315,563	$1,166,714

Cost of revenue	384,426	267,912
	1,931,137	898,802
Operating expenses:
Salaries and benefits (Note 6(e))	1,840,658	1,756,252
General and administrative	1,191,620	991,361
Foreign exchange	(94,950)	20,712
Occupancy costs	131,233	127,154
Stock-based compensation – salaries and general and administrative (Note 7)	534,951	3,115,817
Depreciation and amortization	356,119	359,300
Write off, due to related parties	-	(93,727)
Gain on sale of property and equipment	(2,156)
Interest expense	52,783	32,027
	4,010,258	6,308,896

Net Loss	$(2,079,121)	$(5,410,094)

Net loss per share
Basic and Fully Diluted	$(0.03)	$(0.11)

Weighted average number of common shares outstanding – basic and fully diluted	69,811,920	49,295,011

The accompanying notes are an integral part of these interim financial statements.

Stock-Trak Group, Inc.
Interim Consolidated Statement of Operations
(Expressed in United States dollars)
                                                                                                      (Unaudited – Prepared by Management)

For the three months ended June 30	2008	2007

Revenue (Note 9)	$1,356,236	$499,028

Cost of revenue/goods sold	204,837	138,511
	1,151,399	360,517

Operating expenses:
Salaries and benefits (Note 6(e))	957,187	998,156
General and administrative	646,491	531,650
Occupancy costs	62,412	62,370
Foreign exchange	33,188	21,587
Stock-based compensation – salaries and general and administrative (Note 7)	170,752	1,550,961
Depreciation and amortization	142,103	180,891
Write off, due to related parties	-	(93,727)
Gain on sale of property and equipment	(2,156)
Interest expense	34,116	25,164
	2,044,093	3,277,052

Net Loss	$(892,694)	$(2,916,535)

Net loss per share
Basic and Fully Diluted	$(0.01)	$(0.06)

Weighted average number of common shares outstanding – basic and fully diluted	69,952,749	49,442,156

The accompanying notes are an integral part of these interim financial statements.

Stock-Trak Group, Inc.
Interim Consolidated Statement of Shareholders’ Equity
For the six months ended June 30, 2008
(Expressed in United States dollars)
(Unaudited – Prepared by Management)

	Common Shares		Capital in		Accumulated
			Excess of	Accumulated	Comprehensive
	Shares	Amount	Par Value	Deficit	Income (Loss)	Total

Balances, December 31, 2007	69,462,749	$69,463	$57,165,873	$(52,541,136)	$212,966	$4,907,166

Common shares released from escrow (note 6 (a))	50,000	50	(50)	-	-	-
Issuance of previously earned common shares (note 6(d))	100,000	100	(100)	-	-	-
Common shares issued for cash (note 6(b))	400,000	400	76,783	-	-	77,183
Warrants issued with shares (note 6(b))	-	-	22,817	-	-	22,817
Repurchase of common shares (note 6(c))	(60,000)	(60)	60	-	-	-
Stock-based compensation (note 7 )	-	-	534,951	-	-	534,951
Cumulative translation adjustment	-	-	-		(75,915)	(75,915)
Net loss	-	-	-	(2,079,121)	-	(2,079,121)
Balances, June 30, 2008	69,952,749	$69,953	$57,800,334	$(54,620,257)	$137,051	$3,387,081

The accompanying notes are an integral part of these interim financial statements.

Stock-Trak Group, Inc.
Interim Consolidated Statement of Cash Flows
For the six months ended June 30, 2008
(Expressed in United States dollars)
(Unaudited – Prepared by Management)

For the six months ended June 30	2008	2007

Cash flows from operating activities
Net loss	$(2,079,121)	$(5,410,094)
Items not involving cash
Depreciation and amortization	356,119	359,300
Gain on sale of property and equipment	(2,156)
Common shares vested for services received	-	89,333
Stock-based compensation	534,951	3,115,817
Accrued interest	87,242	45,567
Issuance of common shares	-	247,500
Write off, due to related parties		(93,727)
Barter transactions	(41,180)	-
Net change in non-cash working capital balances (net of acquisition)
Accounts receivable	381,267	181,109
Prepaid expenses and deposits	(122,524)	(151,880)
Accounts payable	(128,493)	165,434
Accrued liabilities	(63,954)	(342,907)
Deferred revenue	81,343	(16,301)
Deferred rent	(210)	15,348
Due from former shareholder, Stock-Trak, Inc.	-	88,061
Foreign exchange transaction gain	(52,754)	6,935
Net cash used in operating activities	(1,049,470)	(1,700,505)

Cash flows from financing activities
Secured convertible note payable	-	2,100,000
Proceeds from issuance of shares and warrants	244,000	490,000
Line of credit	-	(20,000)
Net cash provided by financing activities	244,000	2,570,000

Cash flows from investing activities
Purchase of property and equipment	(23,009)	(57,138)
Proceeds on disposition of property and equipment	4,431
Acquisition of Stock-Trak, Inc.	-	(1,945,118)
Software development	(120,542)	(402,414)
Net cash used in investing activities	(139,120)	(2,404,670)
Effect of exchange rate changes on cash and cash equivalents		(23,161)	4,513

Net decrease in cash and cash equivalents		(967,751)	(1,530,662)
Cash and cash equivalents, beginning of period		3,165,244	2,804,544

Cash and cash equivalents, end of period		$2,197,493	$1,273,882

Supplemental cash flow information:
Interest paid		$-	$-
Taxes paid		$-	$-

Supplemental disclosure of non-cash transactions:
Common shares vested for services received		$-	$89,333
Stock-based compensation		$534,951	$3,115,817
Common shares issued for acquisition of Stock-Trak, Inc.		$-	$1,500,000
Barter transactions		$(41,180)	$-
Issuance of common shares	$		$247,500

The accompanying notes are an integral part of these interim financial statements.

Stock-Trak Group, Inc.
Notes to Interim Consolidated Financial Statements
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

The Company’s stock market simulation business generates revenue by providing comprehensive stock market simulation services to the corporate and educational markets. In addition, the Company has developed and is promoting on-line skill-based stock market simulation contests where it currently generates revenue through advertising and sales of premium content and expects to generate additional future revenue through sponsorships.

(a)	Basis of Presentation

The interim consolidated financial statements, presented in United States dollars, should be read in conjunction with the annual consolidated financial statements for the year-ended December 31, 2007. These interim consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States and follow the same accounting policies and methods as the annual consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2008, its results of operations for the three and six months periods ended June 30, 2008 and 2007 and its cash flows for the six month periods ended June 30, 2007 and 2008.

Interim results are not necessarily indicative of results for the full year.

(b)	Basis of Presentation

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at June 30, 2008, the Company had an accumulated deficit of $54,620,257 and a working capital deficit of $198,773. For the six months ended June 30, 2008, the Company incurred a net loss of $2,079,121. Substantial portions of these losses are attributable to non-cash expenses such as $534,951 of stock-based compensation and $356,119 of depreciation and amortization.

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

Stock-Trak Group, Inc.
Notes to Interim Consolidated Financial Statements
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

Software Development Costs – Change in Estimate

The Company uses SOP 98-1, “Accounting for the Costs of Computer Software Developed for Internal Use”. Under this standard, the Company capitalizes the costs incurred in the development of its platform being used for its stock market simulation contests. Costs are capitalized until the development stage has been completed, after which they are amortized over a period estimated to represent the useful life of the software. The software is for internal use. Approximately $405,000 of the capitalized costs relate to software whereby the development stage has been completed. Amortization on such costs commenced July 2007 over an initial estimated remaining useful life of nine months. In March 2008, the Company extended the estimated remaining useful life of such costs by one month. The change in estimate has been applied prospectively without restatement of prior year figures. The remaining $527,000 of capitalized costs represent costs incurred in relation to a new version of our platform which was under development until April 30, 2008. Amortization of those costs commenced May 1, 2008, upon launch of the new platform, over a period of 5 years.

Stock-Trak Group, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)
                                                                                                                 (Unaudited – Prepared by Management)

2.	Significant Accounting Policies (Cont’d)

Recently Issued Accounting Pronouncements

The FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”.  The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  Statement 162 is effective 60 days following the Securities and Exchanges Commission's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS 162 is not expected to have a material effect on the Company’s financial position or results of operations.

The FASB issued FSP APB-14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

The FASB issued SFAS 163, Accounting for Financial Guarantee Insurance Contracts. Statement 163 clarifies how FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. Statement 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise's risk-management activities, which are effective the first period beginning after May 23, 2008. The adoption of SFAS 163 is not expected to have a material effect on the Company’s financial position or results of operations

The FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets.  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

The FASB issued FSP SOP 90-7-a, An Amendment of AICPA Statement of Position 90-7 Financial Reporting by Entities in Reorganization under the Bankruptcy Code.  This FSP states that an entity emerging from bankruptcy that uses fresh-start reporting would only follow the accounting standards in effect at the date of emergence as opposed to within the 12 months following the adoption of fresh-start reporting.  This FSP is effective for financial statements issued subsequent to April 24, 2008. The adoption of this FSP is not expected to have a material effect on the Company’s financial position or results of operations.

The FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  This FSP states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

Stock-Trak Group, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)
                                                                                                                 (Unaudited – Prepared by Management)

2.	Significant Accounting Policies (Cont’d)

EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock was ratified by the FASB.  This EITF addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock.  This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

EITF 08-3, Accounting by Lessees for Nonrefundable Maintenance Deposits was ratified by the FASB.  This EITF prescribes the accounting for all nonrefundable maintenance deposits.  This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

EIT 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5, 'Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios’ was ratified by the FASB.  This EITF Integrates the requirements of EITF 00-21 into EITF 98-5.  This EITF is effective for financial statements issued for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

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

Stock-Trak Group, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)
                                                                                                                 (Unaudited – Prepared by Management)

3.	Adoption of New Accounting Standards (Cont’d)
	June 30, 2008		December 31, 2007
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities
Cash and cash equivalents	$2,197,493	$2,197,493	$3,165,244	$3,165,244
Subscriptions receivable	$-	$-	$144,000	$144,000
Secured convertible note payable	$2,317,499	$2,317,499	$2,230,257	$2,230,257

4.	Goodwill and Intangible Assets

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

Intangible assets comprise the following:

As at and for the six months ended June 30, 2008:
(Based on the final purchase price allocation)
		Accumulated	Net Book
	Cost	Amortization	Value
Technology	$449,000	$224,500	$224,500
Tradename	209,000	104,500	104,500
Customer relationships	680,000	203,999	476,001
	$1,338,000	$532,999	$805,001

As at and for the year-ended December 31, 2007:
(Based on the final purchase price allocation)
		Accumulated	Net Book
	Cost	Amortization	Value
Technology	$449,000	$149,667	$299,333
Tradename	209,000	69,666	139,334
Customer relationships	680,000	136,000	544,000
	$1,338,000	$355,333	$982,667

Stock-Trak Group, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)
                                                                                                                 (Unaudited – Prepared by Management)

4.	Goodwill and Intangible Assets (Cont’d)

Aggregate amortization expense related to intangible assets was $88,833 and $177,666 for the three and six month periods ended June 30, 2008 (June 30, 2007 - $170,833 and $341,667). Estimated remaining annual amortization expense for the next four calendar years is: 2008 − $177,667; 2009 −$355,334; 2010 − $136,000; and 2011 − $136,000. The remaining lives of the following intangible assets at June 30, 2008 are: customer relationships 3.5 years; and technology and tradename 1.5 years.

No impairment losses were incurred on goodwill or intangible assets for either of the six month period ended June 30, 2008 or the year-ended December 31, 2007.

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

The note contains a provision allowing for the conversion of all or a portion of the principal and accrued interest outstanding into common shares of the Company at the option of the holder at a conversion price of $2.50 per share. Total interest accrued and capitalized to the note amounts to $217,499 as at June 30, 2008 (December 31, 2007 - $130,257). As at June 30, 2008, the note is convertible into at least 927,000 common shares.

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

Stock-Trak Group, Inc.
Notes to Interim Consolidated Financial Statements
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

(e)
During the three months ended June 30, 2007, the Company issued 150,000 common shares pursuant to the terms of an amendment to an asset purchase agreement as further described in note 8(a) of the Company’s annual consolidated financial statements for the year-ended December 31, 2007. Based on the closing price of the Company’s shares at the date of the amending agreement, an aggregate value of $247,500 has been reflected in salaries and benefits for our event marketing segment during the three and six months ended June 30, 2007.

(f)
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

In accordance with EITF 96-18, the Company has not recognised any expense with respect to these warrants as no performance commitment exists, and no warrants have vested under the agreement as at June 30, 2008.

Stock-Trak Group, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)
                                                                                                                 (Unaudited – Prepared by Management)

6.	Common Shares (Cont’d)

(g)
During fiscal 2005, the Company commenced litigation against a third party to cancel 1,000,000 common    shares of the Company that were previously issued to the third party. The Company is attempting to cancel the shares due to the failure of the third party to provide the services for which the shares were issued. As at June 30, 2008, the litigation is ongoing. The Company believes that it has a valid basis to cancel the shares.

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

In January, 2008, the Company granted 214,000 under the New Plan to its employees and directors. 50,000 of these options have an exercise price of $0.50 per share and vest semi-annually over one year. Another 50,000 of these options have an exercise price of $0.65 per share and vest semi-annually over one year, the first vesting date being 18 months from the grant date. All 100,000 of such options were forfeited during the three months ended June 30, 2008. The remaining 114,000 options have an exercise price of $0.30 per share and vest quarterly over one year. All options granted in January 2008 expire 5 years from the grant date.

During the three months ended March 31, 2008, 225,000 options with expiry dates in October 2012 were forfeited. Half of the options had an exercise price of $0.50 per share and the remaining half had an exercise price of $0.65 per share.

In addition to the 100,000 options described above, an additional 287,500 options were forfeited during the three months ended June 30, 2008. 137,500 of such options had an exercise price of $0.50 and 150,000 options had an exercise price of $0.65. All 287,500 options were to expire in October 2012.

Total stock-based compensation expense for the three and six month periods ended June 30, 2008 amounted to $170,752 and $534,951 (June 30, 2007 - $1,550,961 and $3,115,817).

No other value associated with the stock options was recognized in the accounts of the Company.

Stock-Trak Group, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)
                                                                                                                 (Unaudited – Prepared by Management)

7.	Stock Based Compensation (Cont’d)

The fair value of each option and warrant granted for the six months ended June 30, 2008 and 2007 was estimated on the date of the grant, using the Black-Scholes Option Pricing Model with the following assumptions:

	2008		2007

Risk-free interest rate	1.53 – 2.75%		4.47 – 4.78%

Volatility factor of the future expected market price of the Company’s common shares	64.19 – 71.44%	%	55 – 58%

Weighted average expected life
• Options	5 years		5 years
• Warrants	2 years		2 years

Expected dividends	Nil		Nil

Weighted average grant date fair value
• Options	$0.24	$2.18
• Warrants	$0.25	$2.00

The weighted average expected life of the options and the warrants represents the period of time that the options and warrants are expected to be outstanding.  At June 30, 2008, no options or warrants have been exercised to date, and 100% of issued options and warrants are at exercise prices in excess of the trading price of the Company at June 30, 2008. As a result, the Company has estimated that the option and warrant holders will exercise at the expiry date.  The risk-free rate used to value the warrants and options is based on the yield of U.S. Treasury securities at the grant date.  The volatility has been calculated based on the historical price of the Company’s common shares since January 2005, a historic period that management has determined best represents the future expected volatility.

Details of the options are as follows:

	Number of options	Weighted average exercise price per share
Options outstanding, December 31, 2007	16,520,000	$0.58
Options granted	214,000	0.43
Options forfeited	(612,500)	(0.58)
Options outstanding, June 30, 2008	16,121,500	$0.57
Options exercisable, June 30, 2008	13,862,250	$0.58

Of the total options outstanding and exercisable as at June 30, 2008, 180,000 were issued under the 2005 Plan. The remainder were issued under the terms of the New Plan or outside the terms of any Plan.

Stock-Trak Group, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)
                                                                                                                 (Unaudited – Prepared by Management)

7.	Stock Based Compensation (Cont’d)

Details of stock options outstanding as at June 30, 2008 are as follows:

Range of	Number of Options	Weighted Average	Weighted Average	Number of
exercise prices	Outstanding	Exercise	Remaining	Options
		Price	Contractual Life	Exercisable
			(Years)
$2.00	180,000	$2.00	1.41	180,000
$0.50 - $0.65	14,927,500	$0.575	4.29	13,266,250
$0.30	1,014,000	$0.30	4.46	416,000
TOTAL	16,121,500			13,862,250

The aggregate intrinsic value of both the outstanding and exercisable options as at June 30, 2008 amounted to $NIL.

As of June 30, 2008, there was approximately $452,000 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a remaining vesting period of approximately 1.5 years.

8.	Commitments and Contingency

(a)The Company has entered into operating lease agreements for office premises with approximate minimum annual lease payments as follows:

For the 12 months ended June 30

2009	$179,000
2010	156,000
2011	33,000
$368,000

In addition to the basic rent, the Company is responsible for its proportionate share of property taxes and operating costs for certain of the office premises. The Company incurred approximately $63,000 and $125,000 in rent expense during the three and six month periods ended June 30, 2008 (2007- $52,000 and $100,000).

(b)The Company has entered into various consulting and service agreements with approximate payments of $440,000 and $120,000 for the twelve months ended June 30, 2009 and 2010, respectively.

Stock-Trak Group, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)
                                                                                                                 (Unaudited – Prepared by Management)

8.	Commitments and Contingency (Cont’d)

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

On September 28, 2007, the former director and officer (the “plaintiff”) filed a civil complaint against the Company demanding repayment of the promissory note plus damages.  The plaintiff is claiming that the obligation under the promissory note as at June 30, 2008 amounts to approximately $94,000 inclusive of interest at 10% compounded annually.  Management believes that the claim is unsupported and without merit and, accordingly, no provision has been made for the claim.

In the ordinary course of business, the Company and its subsidiaries may have legal proceedings brought against them. Other than as described above, management is not aware of any outstanding legal claims against the Company as of June 30, 2008.

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

	For the six months ended June 30, 2008
	Event Marketing	Stock Market Simulation Services	Total
Revenue - USA	$1,213,456	$1,102,107	$2,315,563
Cost of revenue	319,899	64,527	384,426
Salaries and benefits	551,713	955,836	1,507,549
General and administrative	119,599	858,896	978,495
Occupancy costs	46,729	65,652	112,381
Depreciation and amortization	7,339	348,613	355,952
Stock-based compensation	-	380,914	380,914
Gain on sale of property and equipment	(2,156)	-	(2,156)
Interest	(2,440)	487	(1,953)
Segment Profit (Loss)	$172,773	$(1,572,818)	$(1,400,045)
Unallocated amounts -
Shared salaries and benefits			333,109
Shared general and administrative			213,125
Shared occupancy costs			18,852
Shared depreciation and amortization			167
Foreign exchange			(94,950)
Shared stock-based compensation			154,037
Shared interest expense			54,736
			679,076
Net Loss			$(2,079,121)
Total Segment Assets (As at June 30, 2008)
Canada	$83,486	$535,480	$618,966
U.S.A.	523,773	3,450,637	3,974,410
Total	$607,259	$3,986,117	$4,593,376
Unallocated amounts -
Cash and cash equivalents – U.S.A.			1,680,876
Cash and cash equivalents – Canada			516,617
Other assets – U.S.A.			30,083
Other assets – Canada			52,422
Total assets (as at June 30, 2008)			$6,873,374
Capital expenditures: (for the six months ended June 30, 2008)
Event Marketing			$453
Stock Market Simulation Services			22,556
Total			$23,009

Stock-Trak Group, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)
                                                                                                                 (Unaudited – Prepared by Management)

9.	Segment Disclosure (Cont’d)

	For the six months ended June 30, 2007
	Event Marketing	Stock Market Simulation Services	Total
Revenue -USA	$716,001	$450,713	$1,166,714
Cost of revenue	254,155	13,757	267,912
Salaries and benefits	668,205	777,959	1,446,164
General and administrative	61,900	583,756	645,656
Occupancy costs	43,110	66,027	109,137
Depreciation and amortization	10,458	348,812	359,270
Stock-based compensation	-	659,256	659,256
Interest	-	10,795	10,795
Segment Loss	$(321,827)	$(2,009,649)	$(2,331,476)
Unallocated amounts -
Write off, due to related parties			(93,727)
Shared salaries and benefits			310,088
Shared general and administrative			345,745
Shared occupancy costs			18,017
Shared depreciation and amortization			30
Foreign exchange			20,712
Shared stock-based compensation			2,456,561
Interest expense			21,232
			3,078,618
Net Loss			$(5,410,094)
Capital expenditures (for six months ended June 30, 2007):
Event Marketing			$228
Stock Market Simulation Services			$55,959
Unallocated			$951
Total			$57,138

Stock-Trak Group, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)
                                                                                                                 (Unaudited – Prepared by Management)

9.	Segment Disclosure (Cont’d)

	For the three months ended June 30, 2008
	Event Marketing	Stock Market Simulation Services	Total
Revenue - USA	$882,017	$474,219	$1,356,236
Cost of revenue	183,514	21,323	204,837
Salaries and benefits	323,189	472,765	795,954
General and administrative	92,319	434,938	527,257
Occupancy costs	22,258	31,231	53,489
Depreciation and amortization	3,568	138,454	142,022
Gain on sale of property and equipment	(2,156)	-	(2,156)
Interest	(2,491)	58	(2,433)
Stock-based compensation	-	147,933	147,933
Segment Profit (Loss)	$261,816	$(772,483)	$(510,667)
Unallocated amounts -
Shared salaries and benefits			161,233
Shared general and administrative			119,234
Shared occupancy costs			8,923
Foreign exchange			33,188
Shared stock-based compensation			22,819
Shared depreciation and amortization			81
Shared interest expense			36,549
			382,027
Net Loss			$(892,694)
Capital expenditures: (for the three months ended June 30, 2008)
Event Marketing			$-
Stock Market Simulation Services			4,065
Unallocated			-
Total			$4,065

Stock-Trak Group, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)
                                                                                                                 (Unaudited – Prepared by Management)

9.	Segment Disclosure (Cont’d)

	For the three months ended June 30, 2007
	Event Marketing	Stock Market Simulation Services	Total
Revenue
Canada	-	-	-
USA	$414,833	$84,195	$499,028
	$414,833	$84,195	$499,028
Cost of revenue	124,754	13,757	138,511
Salaries and benefits	454,938	403,072	858,010
General and administrative	28,107	309,676	337,783
Occupancy costs	20,985	32,212	53,197
Depreciation and amortization	5,321	175,540	180,861
Stock-based compensation	-	304,064	304,064
Interest	-	2,514	2,514
Segment Loss	$(219,272)	$(1,156,640)	$(1,375,912)
Unallocated amounts -
Write off, due to related parties			(93,727)
Shared salaries and benefits			140,146
Shared general and administrative			193,867
Shared occupancy costs			9,173
Shared depreciation and amortization			30
Foreign exchange			1,246,897
Shared stock-based compensation			21,587
Shared Interest expense			22,650
			1,540,623
Net Loss			$(2,916,535)
Capital expenditures: (for three months ended June 30, 2007)
Event Marketing			$228
Stock Market Simulation Services			$11,432
Unallocated			$951
Total			$12,611

Stock-Trak Group, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)
                                                                                                                 (Unaudited – Prepared by Management)

9.	Segment Disclosure (Cont’d)

	Event Marketing	Stock Market Simulation Services	Total
Total Segment Assets (As at December 31, 2007)
Canada	$79,093	$484,974	$564,067
U.S.A.	953,945	3,515,833	4,469,778
Total	$1,033,038	$4,000,807	$5,033,845
Unallocated amounts -
Cash and cash equivalents – U.S.A.			2,338,466
Cash and cash equivalents – Canada			826,778
Other assets – U.S.A.			166,945
Other assets – Canada			51,497
Total assets			$8,417,531

10.	Barter Transactions

The Company’s event marketing segment sold advertising in exchange for four luxury train trips, airfare and luxury resort accommodations worth approximately $80,000. Approximately $25,000 was sold during the three months ended December 31, 2007 and the remainder during the six months ended June 30, 2008. Such trips, airfare and accommodations are to be awarded as prizes in the Company’s stock market simulation contests. Approximately $13,000 in luxury train trips were awarded to winners of the Company’s stock market simulation contest which ended April 2008, the cost of which is reflected in cost of revenue for our stock market simulation segment during the six months ended June 30, 2008. The remaining $67,000 in prizes yet to be awarded is reflected as a deferred charge for our stock market simulation segment and will be expensed over the course of the related stock market simulation contest. The Company recorded the transactions at the fair value of the consideration received.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operation

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

Stock Market Simulation Services and Contests.  Our stock market simulation services segment is operated by our wholly-owned subsidiaries, Stock-Trak, Inc. (“Stock-Trak”) and Neutron Media (through its Wall Street Survivor division).

We are an Internet-based, comprehensive stock market simulation services company with offices in Atlanta, Georgia and Montreal, Quebec, Canada, serving the educational, corporate and consumer markets.  We provide stock market simulations that allow our users to practice trading all types of securities, including stocks, options, futures, mutual funds, bonds and more.  Originally conceived by Stock-Trak in 1990 as an educational tool for college students taking business and finance classes, the business has grown to offer branded stock market simulation solutions for corporate and educational organizations interested in offering stock market simulations to their customers, employees and students.

During the fourth quarter of 2006, we announced our intention to develop and promote online, direct-to-customer, skill-based stock market simulation contests.  Wall Street Survivor, a division of Neutron Media, operates this business.  We have developed and are promoting a sophisticated, comprehensive, community oriented, interactive, prize-based multiplayer financial web portal to:  (i) serve as a source of financial information and tools for investors; (ii) conduct stock market performance contests in which participants compete in real-time for cash and other prizes; and (iii) serve as a destination for providers of financial and other services to market their services to users of our website.  To date, we have generated revenues from Wall Street Survivor through advertising and sales of premium content.  Going forward, we expect growth in advertising revenue and sales of premium content and expect to generate additional revenue from sponsorships.  In pursuit of this model, we acquired Stock-Trak and have developed what we believe is the most advanced and comprehensive stock market simulation software currently available.

Our first “Wall Street Survivor” stock market simulation contest was launched April 23, 2007. Since then, we have launched six successful Wall Street Suvivor contests, with each contest demonstrating a dramatic growth in player participation. In January 2008, the fifth Wall Street Survivor contest was launched, and ran until April 28, 2008. We increased our prize pool for this contest to $50,000, including $28,000 in luxury train trips to be awarded to the Best Overall Trader and Best Overall Investor, respectively. New registrants increased by almost 35% over the previous contest to approximately 34,000 players. Our October – December 2007 contest generated almost 8 million page views and almost 12 million ad impressions. We believe this is a significant achievement and we expect to grow dramatically on these metrics into 2008 and 2009. Already in 2008, our page views have increased by 65% to 13.503 million. Since the redesign of our site  to optimize ad placement, we served up 33.757 million ad impressions, more than double that of our previous contest.

In May 2008, we announced the release of version 2 of our Wall Street Survivor contest portal. Concurrent with this release, we launched the sixth installment of our Wall Street Survivor stock market simulation contest which runs from May 1, 2008 through August 29, 2008.  The $50,000 prize pool for this contest features daily, weekly and monthly prizes with a grand prize award of two luxury resort vacations in Cozumel, Mexico.

In addition to the market leading features and functions contained in version 1 of our real time, streaming stock market simulation platform, we have created an even more robust and feature rich contest environment which we expect will dramatically enhance the user’s experience.

 New site features include:

•	Buddy Lists which will allow users to invite friends and family to a personalized “buddy” leaderboard and allows users to track performance in relation to his or her “buddies”.
•
Profile Pages where every user gets a personalized profile page that displays their most recent trades, their Buddy list, a Guest Book and many other features designed to enhance the site’s social networking environment.

•	Starter Stock Portfolios allow users with little or no experience to “get in the game” by selecting from a series of pre-populated portfolios which the user can then modify as they wish.
•	Dashboard Overview has been enhanced to allow the user even greater visibility into the make up of the portfolio and its relative overall performance.
•	Video News Feeds provide the user a vast library of video feeds ranging from breaking market news to tutorial and educational content.
•	Platform Upgrade designed to offer our clients greater scalability and extensibility, and to bring users into an even greater “real-life” simulation environment.

Version 2 is more robust and scalable than its predecessor. We believe that, with its more sophisticated learning, trading and social networking components, the site will attract and retain additional players resulting in an ever expanding and more valuable user base.  We also believe that the users’ ability to invite friends and track relative performance is a precursor to users being able to create their own contests, similar to the multi-billion dollar fantasy sports league business.

In June 2008, we also began selling subscriptions for upgrades to real-time quotes and one-time purchases of a “portfolio reset” function to participants. We believe that this recurring revenue stream will significantly propel our valuation metrics going forward.

Throughout September and October 2007, we announced various contracts with major corporations in the securities and financial-related industries, including Scotia McLeod and eFinancialCareers.com whereby we were contracted to provide branded stock market simulation sites.  In addition, we announced a promotional and licensing agreement with The Motley Fool, Inc. (“TMF”) whereby TMF promoted our stock market simulation contests through its web site and alerts to its subscribers. In consideration therefore, we integrated TMF content onto our web sites.

In addition, Credential Direct, a division of Credential Securities Inc, agreed to act as a prime sponsor for a project in partnership with Canwest and The National Post.  This will be a nationally marketed stock market simulation contest, heavily promoted in the National Post, Global TV and all their local daily newspapers.  This tournament is expected to launch in the third quarter of 2008.

Key Performance Indicators

Our key performance indicators are recognized revenue and deferred revenue.

Event Marketing. For our event marketing segment, we recognize revenue as the related advertising is aired. Deferred revenue results when we sell advertising in advance of the airing of the advertising.

Stock Market Simulation Services. For our stock market simulation segment, a significant portion of our revenues are currently tied to the educational market and, therefore, the significant portion of revenue is earned during the academic semesters from January to mid-May and then again from September to mid-December.  Deferred revenue results when we sell in advance of our services being rendered Wall Street Survivor currently generates revenue from advertising and sales of premium content, which to date have not been subject to seasonality. We expect to generate additional future revenues sponsorships.  We are uncertain as to the timing of future revenues but do not expect them to be subject to any seasonality.

Outlook

Event Marketing. The market for our event marketing services is large and continues to grow.  Sustained spending on advertising, emphasis on the value of outdoor media, awareness of the value of reaching a targeted consumer group and the need of our clients to maintain visibility with their potential customers, are all key external conditions which may affect our ability to execute our business plan.  In addition, the outdoor signage media industry is cyclical and subject to general economic conditions.

Stock Market Simulation Services for the Educational and Corporate Markets. The market for stock market simulation services consists of all high schools, colleges and universities that offer business curricula to their students as well as media companies and corporations involved in financial-related industries.

Stock Market Simulation Contests. We believe there is a large and viable market for our stock market simulation contests and financial web portal.  While we believe that our site represents a unique vehicle to both educate and entertain relating to the stock market, we also believe the potential to generate revenue is significant.  Online multi-player games and community based Internet portals are among the fastest growing areas on the Internet today.  Our Wall Street Survivor contests are targeted directly at the nexus of these growth areas.  We are highly focused on promoting our contest portal into a destination site, with compelling demographics for advertisers and the opportunity to develop a significant Internet community with multiple ways to generate revenue from the enrolled base.

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

Our primary strategic objectives over the next 12 months are to grow and strengthen our position in the market for event marketing services, expand our sales and marketing efforts to new customers and markets in our stock market simulation services segment, and to further enhance, promote and monetize our stock market simulation contests thereby generating a substantial increase in revenue.  We plan to achieve these objectives through focused sales and marketing to both new and existing customers in all our business segments.  By creating effective marketing campaigns, we plan to generate further interest and participation in our stock market simulation contests, thereby increasing revenue.  We are also executing strategies to control overhead and expenses, including executive review of all expenditures and contracts to determine where cost savings could be obtained with an increased focus on comparisons of budget to actual figures.  In addition, salary reductions have been negotiated with all executives and members of senior management.

Our operating units have inherent risk.  Our future is largely dependent upon our success in building an infrastructure and executing our business plan.  We continue to invest in the development of proprietary technologies.  Unanticipated technical obstacles can arise at any time, disrupt sales or licensing activities, and result in lengthy and costly delays.  See “Risk Factors” set forth in Part II Item 1A below for a more complete discussion of certain of the material risks that may affect our business.

Revenue for the six months ended June 30, 2008 was $2,315,563 compared to $1,166,714 for the six months ended June 30, 2007.  We expect revenue to increase based on the expected successful completion of certain event marketing assignments underway at the end of the quarter, and expected growth in our stock market simulation segment.  To date, we have incurred operating losses, as our revenues have not achieved a sufficient level to support our salaries and general and administrative expenses.  See “Liquidity and Capital Resources” below.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2008 and June 30, 2007

	Revenue for the three months ended June 30
By type of service	2008	% of total	2007	% of total
Stock market simulation	$474,219	35%	$84,195	17%
Event marketing	882,017	65%	414,833	83%
	$1,356,236	100%	$499,028	100%

Revenue.

Our revenue consists of compensation for services provided.  The following describes the reasons for the increase in consolidated revenue:

Event Marketing. Event marketing revenue for the three months ended June 30, 2008 was $0.88 million as compared to $0.41 million for the three months ended June 30, 2007, an increase of $0.47 million or 115%. Our revenues for the three months ended June 30, 2008 related to solely advertising sales generated on the CBS screen in Times Square, New York without a comparable transaction during the same period in 2007. In 2007, we sold advertising on the CBS screen during the Thanksgiving and Christmas holiday periods running from December 18 to January 1, 2008.  In 2008, we have secured the CBS screen from March 1, 2008 to January 1, 2009 and expect to secure significant advertising revenue throughout the remainder of 2008. The increase in revenue due to the CBS screen sales was offset by approximately $0.39 of revenue generated in 2007 on events which we did not advertise at in 2008. In addition, we lost advertising revenues which were generated on the CVS Screen in Las Vegas in 2007 due to technical difficulties with the sign which prevented us from selling advertising thereon in 2008.

Based on certain marketing events underway at the end of the quarter, we expect total event marketing revenues to further increase throughout the remainder of the year.

Stock Market Simulation Services. Stock market simulation revenues represent amounts generated from the educational and corporate markets as well as the consumer market, through Wall Street Survivor. Stock market simulation revenues for the three months ended June 30, 2008 was $0.47 million as compared to $0.08 million for the three months ended June 30, 2007, an increase of 488%. Approximately $0.15 of the $0.39 million increase was due to increased revenues generated on the Wall Street Survivor website in 2008 compared to 2007. Given that the first Wall Street Survivor contest was launched in April 2007, nominal advertising revenues were earned during the three months ended June 30, 2007. The remainder of the increase in stock market simulation revenues was mainly attributable to growth in sales of our branded stock market simulations in the corporate and educational markets. We expect total stock market simulation revenues to further increase throughout 2008 through focused efforts on growth in existing and new markets and expected revenues to be generated from the partnership with Canwest and The National Post.
Cost of Revenue. Our cost of revenue consists of prizing relating to our stock market simulation segment and sign rentals and other direct event-related fees for our event marketing segment. Consolidated cost of sales increased $0.06 million to $0.20 million for the three months ended June 30, 2008 from $0.14 million for the three months ended June 30, 2007. The following describes the reasons for the increase in consolidated cost of sales:

Event Marketing. Cost of revenue for our event marketing segment increased $0.06 million to $0.18 million for the three months ended June 30, 2008 from $0.12 million for the three months ended June 30, 2007. The increase was attributable mainly to a change in the events at which we sold advertising.  Cost of revenue in 2008 related solely to advertising on the CBS screen in Time Square, New York. The cost of sales to revenue ratio was 21% for the three months ended June 30, 2008 compared to 30% for the three months ended June 30, 2007. We expect cost of revenue as a percentage of revenue to be below that realized in 2007 for the remainder of the year.

Stock Market Simulations. Cost of revenue for our stock market simulation segment consists mainly of prizes awarded to winners and participants in our Wall Street Survivor contests. Cost of sales increased from $0.01 million for the three months ended June 30, 2007 to $0.02 for the three months ended June 30, 2008. The increase was a direct result of an increase in the prize pools being awarded in our Wall Street Survivor contests in 2008 as compared to 2007.  The cost of sales to revenue ratio was 4.5% for the three months ended June 30, 2008 compared to 16% for three months ended June 30, 2007. The $0.01 million increase was more than offset by the $0.15 million dollar increase in revenues earned from Wall Street Survivor during the three months ended June 30, 2008.  Given that the first Wall Street Survivor contest was launched April 2007 and our prize pools being offered in 2008 are greater than those offered in 2007, we expect cost of revenue for 2008 to be higher than that realized in 2007 and that any such increase will be more than offset by a related increase in revenue.

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

Operating expenses decreased $1.24 million to $2.04 million for the three months ended June 30, 2008 from $3.28 million for the three months ended June 30, 2007. Changes in operating expenses are as follows:

Salaries and Benefits. Consolidated salaries and benefits expense for the three months ended June 30, 2008 decreased $0.04 million to $0.96 million compared to $1.00 million for the three months ended June 30, 2007, a decrease of 4%. The following describes the reasons for the decrease in consolidated salaries and benefits:

Event Marketing. Salaries and benefits expense for the three months ended June 30, 2008 decreased $0.13 million to $0.32 million compared to $0.45 million for the three months ended June 30, 2007, a decrease of 29%. Included in salaries and benefits for the three months ended June 30, 2007 was a $0.25 million non-recurring charge related to the issuance of shares pursuant to an asset purchase agreement. Excluding this charge, salaries and benefits expense increased $0.12 million or 60%. Included in salaries and benefits for our event marketing segment are commissions paid which are based on sales. Accordingly, we expect a portion of our salaries expense to vary with sales. The salaries and benefits to revenue ratio for the three months ended June 30, 2008 was 37% compared to 50% for the three months ended June 30, 2007 (excluding the non-recurring charge for the issuance of shares)  The increase in commissions due to higher sales in 2008 was partially offset by cost savings resulting from renegotiated salary, commission and bonus structures which took effect in 2008. We expect our salaries and benefits to revenue ratio to be consistently below the ratios realized during 2007 as a result of  renegotiated salary, commission and bonus structures.

 Stock Market Simulation Services. Salaries and benefits expense for the three months ended June 30, 2008 increased $0.07 million to $0.47 million compared to $0.40 million for the three months ended June 30, 2007, an increase of 18%.  The increase resulted mainly from the fact that we ceased capitalizing certain salaries related to the development of our Wall Street Survivor web portal as of April 30, 2008 due to the launch of version 2 of our web portal.  The salaries expense to revenue ratio for the three months ended June 30, 2008 was 100% compared to 479% for the three months ended June 30, 2007, a decrease of 379%.  As a result of expected increased sales, we expect our salaries expense to revenue ratio to decrease over the remainder of the year.

Shared Salaries and Benefits. Shared salaries and benefits expense for the three months ended June 30, 2008 increased $0.02 million to $0.16 million compared to $0.14 million for the three months ended June 30, 2007.  The increase was mainly the result of approximately $0.05 million in salary paid to our CEO during the three months ended June 30, 2008 as compared to $Nil during the three months ended June 30, 2007. This was offset by a non-recurring severance payment of approximately $0.03 million to our former CFO in April 2007. The shared salaries expense to consolidated revenue ratio for the three months ended June 30, 2008 was 12% compared to 28% for the three months ended June 30, 2007, a decrease of 16%.  As a result of expected increased consolidated revenues, we expect our shared salaries expense to consolidated revenue ratio to decrease over the remainder of the year.

General and Administrative. Consolidated general and administrative expenses for the three months ended June 30, 2008 increased $0.12 million to $0.65 million from $0.53 million for the three months ended June 30, 2007, an increase of 23%.  The following describes the reasons for the increase in consolidated general and administrative expenses:

Event Marketing. General and administrative expense for the three months ended June 30, 2008 increased $0.064 million to $0.092 million from $0.028 million for the three months ended June 30, 2007, an increase of 229%.  The increase was due mainly to an increase in bad debts expense of $0.063 million which was the direct result of the current downturn in the economy. The general and administrative expense to revenue ratio for the three months ended June 30, 2008 was 10% compared to 7% for the three months ended June 30, 2007, an increase of 3%.  As a result of expected increased revenues and continued focus on cost control measures, we expect our salaries expense to revenue ratio to decrease over the remainder of the year.

Stock Market Simulation Services. General and administrative costs increased $0.12 million to $0.43 million for the three months ended June 30, 2008, from $0.31 million for the three months ended June 30, 2007. $0.10 million of the increase related to increased marketing costs related to our Wall Street Survivor contests which first launched in April 2007. Increases in technology costs and consulting fees required to support our growth were offset mainly by decreased travel and other integration costs incurred as a result of our acquisition of Stock-Trak in January 2007 and decreased professional fees. The general and administrative cost to revenue ratio was 92% for the three months ended June 30, 2008 compared to 368% for the three months ended June 30, 2007, a decrease of 276%. As a result of expected increased sales in the remainder of 2008 and continued focus on cost control, we expect the general and administrative costs to revenue ratio to decrease from this level over the remainder of the year.

Shared General and Administrative Expenses. Shared general and administrative expenses decreased $0.07 million to $0.12 million for the three months ended June 30, 2008, from $0.19 million for the three months ended June 30, 2007. The decrease is due partly to non-cash expenses of $0.04 million related to the issuance of common shares in exchange for services received during the three months ended June 30, 2007, as compared to $Nil during the three months ended June 30, 2008. The remainder of the decrease was due to continued focus on cost control, including reductions in director fees, discontinued use of an investor relations consultant, lower travel costs, and reduced directors and officers insurance premiums. The shared general and administrative to consolidated revenue ratio was 9% for the three months ended June 30, 2008 as compared to 39% for the three months ended June 30, 2007, a decrease of 30%. As a result of expected increased consolidated revenues and continued focus on cost control, we expect the shared general and administrative costs to consolidated revenue ratio to decrease from this level over the remainder of the year.

Occupancy Costs. Consolidated occupancy costs for the three months ended June 30, 2008 remained consistent at $0.062 million for the three months ended June 30, 2007 and 2008. The following analyses occupancy costs by segment:

Event Marketing. Occupancy costs remained relatively constant at $0.02 million for the three months ended June 30, 2008 and 2007. The occupancy cost to revenue ratio was 3% for the three months ended June 30, 2008 compared to 5% for the three months ended June 30, 2007. As a result of expected increased sales, we expect the occupancy costs to revenue ratio to decrease over the remainder of the year.

Stock Market Simulation Services. Occupancy costs remained relatively constant at $0.03 million for the three months ended June 30, 2008 and 2007. The occupancy cost to revenue ratio was 7% for the three months ended June 30, 2008, as compared to 38% for the three months ended June 30, 2007. As a result of expected increased sales, we expect the occupancy costs to revenue ratio to decrease over the remainder of the year.

Shared Occupancy Costs. Shared occupancy costs remained relatively consistent at $0.009 million for the three months ended June 30, 2008 and 2007. The shared occupancy cost to consolidated revenue ratio was 0.7% for the three months ended June 30, 2008, as compared to 1.8% for the three months ended June 30, 2007. As a result of expected increased sales, we expect the shared occupancy costs to consolidated revenue ratio to decrease over the remainder of the year.

Stock-Based Compensation. Consolidated stock-based compensation for the three months ended June 30, 2008 decreased $1.39 million to $0.17 million from $1.56 million for the three months ended June 30, 2007, a decrease of 89%.  The following describes the reasons for the decrease in consolidated stock-based compensation:

Stock Market Simulation Services. Stock-based compensation for the three months ended June 30, 2008 was $0.15 million compared to $0.30 million for the three months ended June 30, 2007. The decrease of $0.15 million was due mainly to a larger number of options granted during the three months ended June 30, 2007 and higher grant date stock prices and exercise prices during that period.

Shared Stock-Based Compensation. Stock-based compensation for the three months ended June 30, 2008 was $0.02 million compared to $1.25 million for the three months ended June 30, 2007. The decrease of $1.23 million was due mainly to a larger number of options being expensed during the three months ended June 30, 2007 and higher grant date stock prices and exercise prices during that period. In addition, as a result of a cancellation and repricing of stock options in October 2007, the majority of the newly issued options vested immediately upon grant in October 2007. Accordingly, the related stock-based compensation cost of these options was fully expensed during the fourth quarter of 2007.

Depreciation and Amortization. Consolidated depreciation and amortization expenses are comprised mainly of expenses related to our event marketing and stock market simulation segments. Shared depreciation and amortization expense is not considered to be significant. Consolidated depreciation and amortization expense for the three months ended June 30, 2008 was $0.14 million as compared to $0.18 million for the three months ended June 30, 2007, a decrease of $0.04 million or 22%. The following describes the reasons for the decrease in consolidated depreciation and amortization:

Event Marketing. Depreciation and amortization expense for the three months ended June 30, 2008 was $0.004 million as compared to $0.005 million for the three months ended June 30, 2007.  The decrease of $0.01 million was due mainly to the use of the declining balance method to calculate depreciation and amortization and limited additions to capital expenditures. We expect that depreciation and amortization will remain relatively consistent throughout the remainder of the year.

Stock Market Simulation Services. Depreciation and amortization expense for the three months ended June 30, 2008 was $0.14 million as compared to $0.18 million for the three months ended June 30, 2007, a decrease of $0.04 million. Included in depreciation and amortization for the three months ended June 30, 2008 was $0.09 million related to the amortization of intangible assets acquired pursuant to the acquisition of Stock-Trak in January 2007, as compared to $0.17 million for the three months ended June 30, 2007. The $0.08 million decrease resulted from the finalization of the purchase price allocation in the fourth quarter of 2007. Also included in depreciation and amortization was $0.04 million related to amortization of our software development costs. Amortization of software development costs began in July 2007 upon completion of the development stage for version 1 of our software portal. Accordingly, there was no comparable amortization expense for the three months ended June 30, 2007. We expect depreciation and amortization expense to decrease throughout the remainder of the year as version 1 of the software portal was fully amortized as of April 30, 2008. We have substantially completed development of version 2 of our software portal as of May 1, 2008 and commenced amortization of capitalized costs incurred for version 2 at that time. The 5 year estimated amortization period for version 2 of our software portal is greater than the 10 month period which was used for version 1, thereby resulting in a lower amortization expense in 2008 as compared to 2007.

Foreign Exchange. Foreign exchange loss remained relatively consistent at $0.03 million for the three months ended June 30, 2008 compared to $0.02 million for the three months ended June 30, 2007.

Interest. Consolidated interest expense is comprised mainly of shared interest costs. Interest expense related to our event marketing and stock market simulation segments are not considered to be significant. Shared interest expense for the three months ended June 30, 2008 amounted to $0.037 million and consisted mainly of $0.045 million of accrued interest related to our secured convertible note payable, offset by interest income earned on short-term investments.

Net Earnings/Loss.

Event Marketing. We realized net earnings of $0.26 million during the three months ended June 30, 2008, compared to a net loss of $0.22 million during the three months ended June 30, 2007. We expect our net earnings will increase in 2008 as we anticipate increased revenues and continued focus on cost control.

Stock Market Simulation Services. We incurred a net loss of $0.77 million during the three months ended June 30, 2008, compared to a net loss of $1.16 million during the three months ended June 30, 2007. We expect our net loss will decrease in 2008 as we anticipate increased revenues and continued focus on cost control.

Consolidated. We incurred a net loss of $0.89 million during the three months ended June 30, 2008, compared to a net loss of $2.92 million during the three months ended June 30, 2007. A significant portion of our loss in both years was comprised of non-cash expenses, including depreciation and amortization, stock-based compensation, write-offs on related party loans, the issuance of shares and the value of shares issued in exchange for services received. Our net loss before such costs amounted to $0.58 million for the three months ended June 30, 2008 as compared to $0.99 million for the three months ended June 30, 2007.  We expect our net loss will decrease throughout the remainder of the year as we anticipate increased revenues and continued focus on cost control.

RESULTS OF OPERATIONS

Comparison of Six Months Ended June 30, 2008 and June 30, 2007

	Revenue for the six months ended June 30
By type of service	2008	% of total	2007	% of total
Stock market simulation	$1,102,107	48%	$450,713	39%
Event marketing sales	$1,213,456	52%	$716,001	61%
	$2,315,563	100%	$1,166,714	100%

Revenue.

Our revenue consists of compensation for services provided.  The following describes the reasons for the increase in consolidated revenue:

Event Marketing. Event marketing revenue for the six months ended June 30, 2008 was $1.213 million as compared to $0.716 million for the six months ended June 30, 2007, an increase of $0.497 million or 69%.

Approximately $1.016 million of our revenues for the six months ended June 30, 2008 related to advertising sales generated on the CBS screen in Times Square, New York without a comparable transaction in 2007.  In 2007, we sold advertising on the CBS screen during the Thanksgiving and Christmas holiday periods running from December 18 to January 1, 2008.  In 2008, we have secured the CBS screen from March 1, 2008 to January 1, 2009 and expect to secure significant advertising revenue throughout the remainder of 2008. This increase in revenue was offset by approximately $0.395 million of revenue generated in 2007 on events which we did not advertise at in 2008.  In addition, we lost $0.067 of advertising revenues on the CVS Screen in Las Vegas due to technical difficulties which prevented us from selling advertising in 2008.  Finally, advertising sales generated at the Detroit Show decreased approximately $0.057 million as a result of decreased sales and marketing efforts in 2008 as compared to 2007.

Based on certain marketing events underway at the end of the quarter, we expect total event marketing revenues to further increase throughout the remainder of the year.

Stock Market Simulation Services. Stock market simulation revenues represent amounts generated from the educational and corporate markets as well as the consumer market, through Wall Street Survivor Stock market simulation revenues for the six months ended June 30, 2008 amounted to $1.1 million as compared to $0.45 million for the six months ended June 30, 2007, an increase of 144%.

Approximately $0.31 of the $0.65 million increase was due to higher advertising revenues generated on the Wall Street Survivor website in 2008.  Given that the first Wall Street Survivor contest ran in April 2007, nominal advertising revenues were earned during the six months ended June 30, 2007. The remainder of the increase was mainly attributable to growth in sales of our branded stock market simulations which accounted for approximately 40% of the increase over 2007.  The balance of the increase was attributable mainly to growth in the educational market.  We expect total stock market simulation revenues to further increase throughout 2008 through focused efforts on growth in existing and new markets and expected revenues to be generated from the partnership with Canwest and The National Post.

Cost of Revenue. Our cost of revenue consists of prizes relating to our stock market simulation segment and sign rentals and other direct event-related fees for our event marketing segment.  Consolidated cost of revenue increased $0.11 million to $0.38 million for the six months ended June 30, 2008 from $0.27 million for the six months ended June 30, 2007.  The following describes the reasons for the increase in consolidated cost of revenue:

Event Marketing. Cost of revenue for our event marketing segment increased $0.07 million to $0.32 million for the six months ended June 30, 2008 from $0.25 million.  The increase was attributable mainly to a change in the events at which we sold advertising.  The events at which we advertised in 2008 were able to secure higher sales and reduced direct costs than those in 2007.  We expect cost of revenue as a percentage of revenue to decrease for the remainder of the year.

Stock Market Simulation Services. Cost of revenue for our stock market simulation segment consists mainly of prizes awarded to winners and participants in our Wall Street Survivor contests. Cost of revenue increased $0.05 million from $0.01 million to $0.06 million for the six months ended June 30, 2008 which is a direct result of an increase in the prize pools being awarded in our Wall Street Survivor contests throughout 2008.  The $0.05 million increase was more than offset by the $0.31 million dollar increase in revenues earned from Wall Street Survivor for the three months ended June 30, 2008.  Given that the first Wall Street Suvivor contest was launched April 2007 and our prize pools being offered in 2008 were greater than those offered in 2007, we expect cost of revenue for 2008 to be higher than in 2007 and that any such increase will be more than offset by a related increase in revenue.

Operating Expenses. Our operating expenses consist mainly of salaries and benefits, general and administrative expenses, stock-based compensation, foreign exchange, depreciation and amortization, interest and occupancy costs.  Salaries and benefits expense includes salaries, employee benefits, incentive compensation, certain contract labor and other payroll related costs, which are expensed as incurred.  General and administrative costs include business development, office costs, technology, marketing and professional services.  Occupancy costs represent the costs of leasing and maintaining Company premises. Stock-based compensation expenses represent expenses incurred in connection with the issuance of stock options and other share-based payments to our employees, directors, consultants or service providers.  Such expenses are included on the consolidated statement of operations under stock-based compensation – salaries and general and administrative.

Operating expenses decreased $2.3 million to $4.0 million for the six months ended June 30, 2008 from $6.3 million for the six months ended June 30, 2007.  Significant changes in operating expenses are as follows:

Salaries and Benefits. Consolidated salaries and benefits expense for the six months ended June 30, 2008 increased $0.08 million to $1.84 million compared to $1.76 million for the six months ended June 30, 2007, an increase of 5%. The following describes the reasons for the increase in consolidated salaries and benefits:

Event Marketing. Salaries and benefits expense for the six months ended June 30, 2008 decreased $0.12 million to $0.55 million compared to $0.67 million for the six months ended June 30, 2007, a decrease of 18%.  Included in salaries and benefits for the six months ended June 30, 2007 was a $0.25 million non-recurring charge related to the issuance of shares pursuant to an asset purchase agreement. Excluding this charge, salaries and benefits expense increased $0.13 million or 31%. Included in salaries and benefits for our event marketing segment are commissions which are based on sales. Accordingly, we expect a portion of our salaries expense to vary with sales. The salaries and benefits to revenue ratio for the six months ended June 30, 2008 was 45%, compared to 93% for the six months ended June 30, 2007. The decrease was due mainly to renegotiated salary, commission and bonus structures which took effect in 2008. We expect our salaries and benefits to revenue ratio to be consistently below the ratios realized during 2007 as a result of increased sales and the aforementioned renegotiated salary, commission and bonus structures.

 Stock Market Simulation Services. Salaries and benefits expense for the six months ended June 30, 2008 increased $0.18 million to $0.96 million compared to $0.78 million for the six months ended June 30, 2007, an increase of 23%.  Approximately $0.07 million of the increase was due to the fact that we ceased capitalizing certain salaries related to the development of our Wall Street Survivor web portal as of April 30, 2008 upon launch of version 2 of our web portal. The remainder of the increase was primarily the result of additional employees hired to support the growth and development of our stock market simulation segment.  The salaries expense to revenue ratio for the six months ended June 30, 2008 was 87% compared to 173% for the six months ended June 30, 2007, a decrease of 86%.  As a result of expected increased sales, we expect our salaries expense to revenue ratio to decrease over the remainder of the year.

Shared Salaries and Benefits. Shared salaries and benefits expense remained relatively consistent at $0.33 million for the six months ended June 30, 2008 and $0.31 for the six months ended June 30, 2007.  The shared salaries expense to consolidated revenue ratio for the six months ended June 30, 2008 was 14% compared to 27% for the six months ended June 30, 2007, a decrease of 13%.  As a result of expected increased consolidated revenues, we expect our shared salaries expense to consolidated revenue ratio to decrease over the remainder of the year.

General and Administrative. Consolidated general and administrative expenses for the six months ended June 30, 2008 increased $0.20 million to $1.19 million from $0.99 million for the six months ended June 30, 2007, an increase of 20%.  The following describes the reasons for the increase in consolidated general and administrative expenses:

Event Marketing. General and administrative expense for the six months ended June 30, 2008 increased $0.058 million to $0.12 million from $0.062 million for the six months ended June 30, 2007, an increase of 94%.  The increase was due to mainly to a $0.054 million increase in bad debt expense which was a direct result of the current downturn in the economy. The general and administrative expense to revenue ratio for the six months ended June 30, 2008 was 9.9% compared to 8.6% for the six months ended June 30, 2007, an increase of 1.3%.  As a result of expected increased revenues, we expect our general and administrative expense to revenue ratio to decrease over the remainder of the year and be below that which was realized in 2007.

Stock Market Simulation Services. General and administrative costs increased $0.28 million to $0.86 million for the six months ended June 30, 2008, from $0.58 million for the six months ended June 30, 2007.  $0.26 million of the increase relate to increased marketing costs related to our Wall Street Survivor contests which first launched in April 2007. Increases in technology costs and consulting fees required to support our growth were offset by decreased travel and other integration costs incurred as a result of our acquisition of Stock-Trak in January 2007 and decreased professional fees. The general and administrative cost to revenue ratio was 78% for the six months ended June 30, 2008 compared to 130% for the six months ended June 30, 2007, a decrease of 52%. As a result of expected increased sales in the remainder of 2008 and continued focus on cost control, we expect the general and administrative costs to revenue ratio to decrease from this level over the remainder of the year.

Shared General and Administrative Expenses. Shared general and administrative expenses decreased $0.14 million to $0.21 million for the six months ended June 30, 2008, from $0.35 million for the six months ended June 30, 2007. The decrease was due partly to non-cash expenses of $0.09 million related to the issuance of common shares in exchange for services received during the six months ended June 30, 2007, as compared to $Nil during the six months ended June 30, 2008. An increase in professional fees resulting from compliance with Sarbanes-Oxley in 2008, without a comparable transaction in 2007, was offset mainly by negotiated reductions in director fees, and the discontinued use of an investor relations consultant. The shared general and administrative to consolidated revenue ratio was 9% for the six months ended June 30, 2008 as compared to 30% for the six months ended June 30, 2007, a decrease of 21%. As a result of expected increased consolidated revenues and continued focus on cost control, we expect the shared general and administrative costs to consolidated revenue ratio to decrease from this level over the remainder of the year.

Occupancy Costs. Consolidated occupancy costs for the six months ended June 30, 2008 remained consistent at $0.13 million for the six months ended June 30, 2007 and 2008.  The following analyzes occupancy costs by segment:

Event Marketing. Occupancy costs remained relatively consistent at $0.05 million for the six months ended June 30, 2008 and $0.04 million for the six months ended June 30, 2007. The occupancy cost to revenue ratio was 4% for the six months ended June 30, 2008 compared to 6% for the six months ended June 30, 2007. As a result of expected increased sales, we expect the occupancy costs to revenue ratio to decrease over the remainder of the year.

Stock Market Simulation Services. Occupancy costs remained relatively consistent at $0.07 million for the six months ended June 30, 2008 and 2007. The occupancy cost to revenue ratio was 6% for the six months ended June 30, 2008, as compared to 15% for the six months ended June 30, 2007. As a result of expected increased sales, we expect the occupancy costs to revenue ratio to decrease over the remainder of the year.

Shared Occupancy Costs. Shared occupancy costs remained relatively consistent at $0.02 million for the six months ended June 30, 2008 and 2007. The shared occupancy cost to consolidated revenue ratio was 0.8% for the six months ended June 30, 2008, as compared to 1.5% for the six months ended June 30, 2007. As a result of expected increased sales, we expect the shared occupancy costs to consolidated revenue ratio to decrease over the remainder of the year.

Stock-Based Compensation. Consolidated stock-based compensation for the six months ended June 30, 2008 decreased $2.59 million to $0.53 million from $3.12 million for the six months ended June 30, 2007, a decrease of 83%.  The following describes the reasons for the decrease in consolidated stock-based compensation:

Stock Market Simulation Services. Stock-based compensation for the six months ended June 30, 2008 was $0.38 million compared to $0.66 million for the six months ended June 30, 2007. The decrease of $0.28 million was due mainly to a larger number of options granted during the six months ended June 30, 2007 and higher grant date stock prices and exercise prices during that period.

Shared Stock-Based Compensation. Stock-based compensation for the six months ended June 30, 2008 was $0.15 million compared to $2.46 million for the six months ended June 30, 2007. The decrease of $2.31 million was due mainly to a larger number of options being expensed during the six months ended June 30, 2007 and higher grant date stock prices and exercise prices during that period. In addition, as a result of a cancellation and repricing of stock options in October 2007, the majority of the newly issued options vested immediately upon grant in October 2007. Accordingly, the related stock-based compensation cost of these options was fully expensed during the fourth quarter of 2007.

Depreciation and Amortization. Consolidated depreciation and amortization expenses are comprised mainly of expenses related to our event marketing and stock market simulation segments. Shared depreciation and amortization expense is not considered to be significant. Consolidated depreciation and amortization expense remained consistent at $0.36 million for the six months ended June 30, 2008 and 2007. The following analyses consolidated depreciation and amortization by segment:

Event Marketing. Depreciation and amortization expense for the six months ended June 30, 2008 was $0.007 million as compared to $0.01 million for the six months ended June 30, 2007.  The decrease of $0.003 million was due mainly to the use of the declining balance method to calculate depreciation and amortization and limited additions to capital expenditures. We expect that depreciation and amortization will remain relatively consistent throughout the remainder of the year.

Stock Market Simulation Services. Depreciation and amortization expense remained consistent at $0.35 million for the six months ended June 30, 2008 and 2007. Included in depreciation and amortization for the six months ended June 30, 2008 is $0.17 million related to the amortization of intangible assets acquired pursuant to the acquisition of Stock-Trak. in January 2007, as compared to $0.34 million for the six months ended June 30, 2007. The $0.17 million decrease is the result of the finalization of the purchase price allocation in the fourth quarter of 2007. Also included in depreciation and amortization for the six months ended June 30, 2008 is $0.15 million related to amortization of our software development costs. Amortization on software development costs began in July 2007 upon completion of the development stage for version 1 of our Wall Street Survivor software portal. Accordingly, there was no comparable amortization expense for the six months ended June 30, 2007. We expect depreciation and amortization expense to decrease throughout the remainder of the year as version 1 of the software portal is fully amortized as of April 30, 2008. We have substantially completed development of version 2 of our software portal as of May 1, 2008 and have commenced amortization of capitalized costs incurred for version 2 at that time. The 5 year estimated amortization period for version 2 of our software portal is greater than the 10 month period which was used for version 1, thereby resulting in a lower amortization expense in 2008 as compared to 2007.

Foreign Exchange. Foreign exchange gain for the six months ended June 30, 2008 amounted to $0.09 million compared to a loss of $0.02 million for the six months ended June 30, 2007.  Our Canadian subsidiary, whose functional currency is the Canadian dollar, incurs most of its operating costs in Canadian dollars while generating revenue in U.S. dollars. Accordingly, the foreign exchange gain is a direct result of the weakening of the Canadian dollar compared to the U.S. dollar during the six months ended June 30, 2008.

Interest. Consolidated interest expense is comprised mainly of shared interest costs. Interest expense related to our event marketing and stock market simulation segments are not considered to be significant. Shared interest expense for the six months ended June 30, 2008 amounted to $0.05 million and consisted mainly of $0.088 million of accrued interest related to our secured convertible note payable, offset by interest income earned on short-term investments.

Net Earnings/Loss.

Event Marketing. We realized net earnings of $0.17 million during the six months ended June 30, 2008, compared to a net loss of $0.32 million during the six months ended June 30, 2007. We expect our net earnings will increase in 2008 as we anticipate increased revenues and continued focus on cost control.

Stock Market Simulation Services. We incurred a net loss of $1.57 million during the six months ended June 30, 2008, compared to a net loss of $2.01 million during the six months ended June 30, 2007. We expect our net loss will decrease throughout 2008 as we anticipate increased revenues and continued focus on cost control.

Consolidated. We incurred a net loss of $2.1 million during the six months ended June 30, 2008, compared to a net loss of $5.41 million during the six months ended June 30, 2007. A significant portion of our loss in both years was comprised of non-cash expenses, including depreciation and amortization, stock-based compensation, issuance of common shares, write-offs of related party loans and the value of shares vested in exchange for services received. Our net loss before such costs amounted to $1.19 million for the six months ended June 30, 2008 as compared to $1.69 million for the six months ended June 30, 2007.  We expect our net loss will decrease throughout the remainder of the year as we anticipate increased revenues and continued focus on cost control.

Liquidity and Capital Resources

We continue to experience negative cash flow from operating activities as we continue to invest in the promotion of our stock market simulation segment.  As of June 30, 2008, we had a working capital deficit of $0.20 million, including cash and cash equivalents of $2.2 million, compared to working capital of $1.11 million, including cash and equivalents of $3.17 million at December 31, 2007.  The decrease in working capital resulted from the use of cash to finance our operating loss and growth initiatives.

Net cash used in operating activities was $1.05 million for the six months ended June 30, 2008 compared to $1.70 million for the six months ended June 30, 2007.  The use of cash during both periods was to finance our operating loss.

Net cash provided by financing activities was $0.244 million for the six months ended June 30, 2008 compared to $2.57 million for the six months ended June 30, 2007.  During the six months ended June 30, 2008, we realized $0.10 million from the sale of common shares and warrants and collected $0.14 million of subscriptions receivable related to our round of financing in December 2007. During the six months ended June 30, 2007, we realized $2.1 million from secured convertible note financing and net proceeds of $0.49 million from the issuance of common stock and warrants and repaid a $20,000 line of credit used by Stock-Trak.

Net cash used in investing activities was $0.14 million during the six months ended June 30, 2008 compared to $2.40 million during the six months ended June 30, 2007. During the six months ended June 30, 2008, we invested $0.12 million in software development related to our stock market simulation contests and acquired $0.02 million of property and equipment. During the six months ended June 30, 2007, we used $1.95 million to acquire Stock-Trak, invested $0.40 million in software development related to our stock market simulation contests, and acquired $0.06 million of property and equipment in connection with moving our head office and supporting an increase in the number of employees hired to support our continued growth.

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

As of the date of this report, we have cash resources of approximately $1.73 million. We currently use approximately $275,000 per month to conduct operations and expect this amount will decrease throughout the remainder of the year. Due to the seasonality of our business, our use of cash for operations is greater at this time than throughout the remainder of the year. We believe that sales will continue to ramp up and contribute cash for the remainder of fiscal 2008 and we have flexibility to adjust the level of research and development, marketing, selling and administrative expenses based on the availability of resources.

Based on our current cash position, projected cash receipts, expenditures and level of operations, we believe we need to raise additional funds or renegotiate existing financing facilities in order to support our operations for the next twelve months and settle our existing secured convertible note payable which matures in September 2008.  The amount of funding required will be determined by many factors, some of which are beyond our control, and we may require funding sooner than currently anticipated or to cover unforeseen expenses. We expect to raise any additional funding through the issuance of debt or equity securities or through renegotiation of existing financing facilities.  The sale of additional equity securities will result in dilution to our shareholders.  We have no commitment for any additional financing and we can provide no assurance that such financing will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us or if we are unable to renegotiate existing financing facilities, we may be required to delay or scale back our operations, which could adversely affect our ability to generate future revenues.

Off-Balance Sheet Arrangements

As of June 30, 2008, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4A(T). Controls and Procedures

Disclosure Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer/Executive Vice President, who serve as our principal executive officer and our principal financial officer, respectively.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer/Executive Vice President concluded that as of June 30, 2008, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer/Executive Vice President, in order to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of losses, have yet to begin generating positive cash flows from operations. We have experienced net losses in each fiscal quarter since our inception and as of June 30, 2008, had an accumulated deficit of $54.6 million. We incurred net losses to common shareholders of approximately $2.08 million during the six months ended June 30, 2008 and approximately $5.41 million during the six months ended June 30, 2007.  As a result of these conditions, the report of our independent accountants issued in connection with the audit of our financial statements as of and for our fiscal year ended December 31, 2007 contained a qualification raising a substantial doubt about our ability to continue as a going concern. While we expect that our cash flows from operations will improve during 2008 and our net losses from operations will decrease during the next six months, we can provide no assurance that these expectations will be met.  As a result, we may continue to generate losses and negative cash flows from operations for the foreseeable future.

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

We are an early stage company with an unproven business model which makes it difficult to evaluate our current business and future prospects. We are an early stage company introducing new services and technologies.  We entered the event marketing industry in 2005.  Prior to that time, we engaged in relatively limited operations due to our lack of available capital.  In our stock market simulation segment, although Stock-Trak has over 18 years of experience in the industry, our stock market simulation contests, operating under Wall Street Survivor, only first launched in April 2007. Accordingly, we have only a limited operating history and have not generated a material amount of revenue upon which to base an evaluation of our current business and future prospects. Although our executive management team has substantial experience in developing and managing businesses, prior to 2007, we have never developed or offered such a technology and there can be no assurance that we will be able to successfully market such a technology. As a result, we have very limited historical data and the revenue and income potential of our business is unproven.  If we are unable to continue to provide reliable and cost efficient services to our existing customers and increase the size of our business, we may be unprofitable or, in the extreme case, forced to cease operations.  Before purchasing our common stock, you should consider an investment in our common stock in light of the risks, uncertainties and difficulties frequently encountered by early-stage companies in new and evolving markets such as ours, including those described herein.  We may not be able to successfully address any or all of these risks.  Failure to adequately address such risks would have a material adverse effect on our financial condition and results of operations and could cause our business to fail.

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

Credit risk.   We manage our credit risk with respect to accounts receivable by dealing primarily with large creditworthy customers and by billing whenever possible in advance of rendering services or making commitments.  We believe that we are not subject to significant concentration of credit risk. As of June 30, 2008, we had one customer who represented 14.66% of consolidated accounts receivable.

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

Future sales of our common stock may cause our stock price to decline.As of the date of this report, we have 69,952,749 shares of common stock outstanding.  Of this amount, 39,670,000 are freely tradable without restriction or further registration under the Securities Act, unless the shares are purchased by our affiliates.  The remaining 30,282,749 shares of common stock outstanding are “restricted securities” as that term is defined under Rule 144 of the Securities Act.  Effective January 8, 2007, we entered into an agreement with our CEO whereby any shares released to him during 2007 would be subject to lock-up for a period of two years. In October 2007, we granted stock options to executive officers, directors and advisors outside the terms of our 2005 Amended Stock Plan and 2007 Stock Incentive Plan. Holders of such stock options are subject to lock-up agreements as more fully described in Form 8-K filed October 18, 2007. Except for the foregoing, none of our directors, executive officers, or employees are subject to lock-up agreements or market stand-off provisions that limit their ability to sell shares of our common stock. In addition, none of our outstanding shares are subject to lock-up agreements or market stand-off provisions.  The sale of a large number of shares of our common stock, or the belief that such sales may occur, could cause a drop in the market price of our common stock.

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

We are not subject to certain of the corporate governance provisions of the Sarbanes-Oxley Act of 2002.Since our common stock is not listed for trading on a national securities exchange, we are not subject to certain of the corporate governance requirements established by the national securities exchanges pursuant to the Sarbanes-Oxley Act of 2002. These include rules relating to independent directors, director nomination, audit and compensation committees, retention of audit committee financial expert and the adoption of a code of ethics.  Although two of our directors are considered independent and we have separately designated board committees, we are not in full compliance with such standards.  Unless we voluntarily elect to fully comply with those obligations, which we have not to date, the protections that these corporate governance provisions were enacted to provide, will not exist with respect to the Company.  While we may make an application to have our securities listed for trading on a national securities exchange, which would require us to fully comply with those obligations, we can not assure you that we will make such application, that we would be able to satisfy applicable listing standards, or if we did satisfy such standards, that we would be successful in such application.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.   Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal controls over financial reporting, and attestation of this assessment by our independent registered public accountants.  The SEC has extended the compliance dates for smaller public companies, including us. Accordingly, our first annual assessment of our internal controls over financial reporting was included in our annual report on Form 10-K for the year-ended December 31, 2007. The first attestation report of our assessment that our independent registered public accounting firm will need to complete will be required in connection with the preparation of our annual report for our fiscal year ending December 31, 2009. Compliance with these rules has required us to incur increased general and administrative expenses and management attention. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. Although not anticipated, we may encounter problems or delays in completing activities necessary to make an assessment of our internal controls over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants.  If we cannot assess our internal controls over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

Item 6.     Exhibits

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

STOCK-TRAK GROUP, INC.

Date: August 13, 2008	By:	/s/ Rory Olson
Rory Olson
Chief Executive Officer

Date: August 13, 2008	By:	/s/ Mitchell Rosen, C.A.
Mitchell Rosen, C.A.
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended