Form 10-Q
period 2008-09-30
Stock-Trak Group, Inc.
filed 2008-11-14
CIK 1135140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended:   September 30, 2008

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

As of November 14, 2008, there were 69,952,749 shares issued and outstanding of the issuer's common stock.

STOCK-TRAK GROUP, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

Item 1.    Financial Statements

STOCK-TRAK GROUP, INC.

INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

September 30, 2008

Stock-Trak Group, Inc.
Interim Consolidated Balance Sheets
(Expressed in United States dollars)
(Unaudited – Prepared by Management)

	September 30	December 31
As at:	2008	2007

Assets

Current
Cash and cash equivalents	$1,708,302	$3,165,244
Accounts receivable (net of allowance for doubtful accounts of $183,521; December 31, 2007 - $32,311)	584,417	1,029,499
Subscriptions receivable	-	144,000
Prepaid expenses and deposits	290,160	252,451
Deferred charges (Note 10)	47,930	25,640
	2,630,809	4,616,834

Software development, net of accumulated amortization of $449,225; December 31, 2007 - $270,180	483,491	541,994
Property and equipment, net of accumulated amortization of $139,741; December 31, 2007 - $101,598	154,766	172,188
Intangible assets, net of accumulated amortization of $621,832; December 31, 2007 - $355,333 (Note 4)	716,168	982,667
Goodwill (Note 4)	2,103,848	2,103,848
	$6,089,082	$8,417,531

Liabilities and Shareholders' Equity

Current
Accounts payable	$327,052	$534,897
Accrued liabilities	459,633	336,372
Deferred revenue	512,857	396,482
Deferred rent	13,599	12,357
Secured convertible note payable (Note 5)	2,332,619	2,230,257
	3,645,760	3,510,365

Commitments and contingency (Note 8)

Shareholders’ Equity
Common shares (Note 6)	69,953	69,463
Capital in excess of par value	57,895,347	57,165,873
Deficit	(55,613,434)	(52,541,136)
Accumulated other comprehensive income	91,456	212,966
	2,443,322	4,907,166

	$6,089,082	$8,417,531

Going concern uncertainty - see note 1

The accompanying notes are an integral part of these interim financial statements.

Stock-Trak Group, Inc.
Interim Consolidated Statements of Operations
(Expressed in United States dollars)
(Unaudited – Prepared by Management)

For the nine months ended September 30	2008	2007

Revenue (Note 9)	$3,471,157	$1,909,530

Cost of revenue	772,277	468,032
	2,698,880	1,441,498
Operating expenses:
Salaries and benefits (Note 6(e))	2,760,141	2,483,702
General and administrative	1,774,536	1,589,433
Foreign exchange	(152,452)	74,115
Occupancy costs	183,807	189,564
Stock-based compensation – salaries and general and administrative (Note 7)	629,964	4,113,659
Depreciation and amortization	483,687	676,065
Gain on sale of property and equipment	(2,156)	-
Interest expense	93,651	74,943
	5,771,178	9,201,481

Net Loss	$(3,072,298)	$(7,759,983)

Net loss per share
Basic and fully diluted	$(0.04)	$(0.16)

Weighted average number of common shares outstanding – basic and fully diluted	69,859,379	49,345,652

The accompanying notes are an integral part of these interim financial statements.

Stock-Trak Group, Inc.
Interim Consolidated Statement of Operations
(Expressed in United States dollars)
(Unaudited – Prepared by Management)

For the three months ended September 30	2008	2007

Revenue (Note 9)	$1,155,594	$742,816

Cost of revenue	387,851	200,120
	767,743	542,696

Operating expenses:
Salaries and benefits	919,483	727,450
General and administrative	582,916	598,072
Occupancy costs	52,574	62,410
Foreign exchange	(57,502)	53,403
Stock-based compensation – salaries and general and administrative (Note 7)	95,013	997,842
Depreciation and amortization	127,568	316,765
Interest expense	40,868	42,916
	1,760,920	2,798,858

Net Loss	$(993,177)	$(2,256,162)

Net loss per share
Basic and fully diluted	$(0.01)	$(0.05)

Weighted average number of common shares outstanding – basic and fully diluted	69,952,749	49,497,167

The accompanying notes are an integral part of these interim financial statements.

Stock-Trak Group, Inc.
Interim Consolidated Statement of Shareholders’ Equity
For the nine months ended September 30, 2008
(Expressed in United States dollars)
(Unaudited – Prepared by Management)

	Common Shares		Capital in		Accumulated
			Excess of	Accumulated	Comprehensive
	Shares	Amount	Par Value	Deficit	Income (Loss)	Total

Balances, December 31, 2007	69,462,749	$69,463	$57,165,873	$(52,541,136)	$212,966	$4,907,166

Common shares released from escrow (note 6 (a))	50,000	50	(50)	-	-	-
Issuance of previously earned common shares (note 6(d))	100,000	100	(100)	-	-	-
Common shares issued for cash (note 6(b))	400,000	400	76,783	-	-	77,183
Warrants issued with shares (note 6(b))	-	-	22,817	-	-	22,817
Repurchase of common shares (note 6(c))	(60,000)	(60)	60	-	-	-
Stock-based compensation (note 7)	-	-	629,964	-	-	629,964
Cumulative translation adjustment	-	-	-		(121,510)	(121,510)
Net loss	-	-	-	(3,072,298)	-	(3,072,298)
Balances, September 30, 2008	69,952,749	$69,953	$57,895,347	$(55,613,434)	$91,456	$2,443,322

The accompanying notes are an integral part of these interim financial statements.

Stock-Trak Group, Inc.
Interim Consolidated Statement of Cash Flows
For the nine months ended September 30, 2008
(Expressed in United States dollars)
(Unaudited – Prepared by Management)

For the nine months ended September 30	2008	2007

Cash flows from operating activities
Net loss	$(3,072,298)	$(7,759,983)
Items not involving cash
Depreciation and amortization	483,687	676,065
Gain on sale of property and equipment	(2,156)	-
Common shares issued for services received		89,333
Stock-based compensation	629,964	4,113,659
Accrued interest	102,362	87,912
Issuance of common shares	-	247,500
Shares earned for services received	-	36,500
Barter transactions	(22,290)
Net change in non-cash working capital balances (net of acquisition)
Accounts receivable	445,082	257,180
Prepaid expenses and deposits	(37,709)	(198,477)
Accounts payable	(207,845)	128,597
Accrued liabilities	123,261	(257,451)
Deferred revenue	116,375	109,725
Deferred rent	1,242	13,702
Due from former shareholder, Stock-Trak, Inc.	-	88,061
Foreign exchange transaction gain (loss)	(79,919)	49,821
Net cash used in operating activities	$(1,520,244)	$(2,317,856)

Cash flows from financing activities
Secured convertible note payable	-	2,100,000
Proceeds from issuance of shares and warrants	244,000	490,000
Line of credit	-	(20,000)
Net cash provided by financing activities	244,000	2,570,000

Cash flows from investing activities
Purchase of property and equipment	(22,995)	(70,091)
Proceeds on disposition of property and equipment	4,431
Acquisition of Stock-Trak, Inc.	-	(1,945,118)
Software development	(120,542)	(503,767)
Net cash used in investing activities	(139,106)	(2,518,976)
Effect of exchange rate changes on cash and cash equivalents	(41,592)	5,567

Net decrease in cash and cash equivalents	(1,456,942)	(2,261,265)
Cash and cash equivalents, beginning of period	3,165,244	2,804,544

Cash and cash equivalents, end of period	$1,708,302	$543,279

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental disclosure of non-cash transactions:
Common shares vested for services received	$-	$36,500
Common shares issued for services received	$-	$89,333
Stock-based compensation	$629,964	$4,113,659
Common shares issued for acquisition of Stock-Trak, Inc.	$-	$1,500,000
Barter transactions	$(22,290)	$-
Issuance of common shares	$-	$247,500

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

The Company’s stock market simulation business generates revenue by providing comprehensive stock market simulation services to the corporate and educational markets. In addition, the Company has developed and is promoting on-line skill-based stock market simulation contests where it currently generates revenue through advertising, email list rentals, co-registration offers, sales of premium content and sponsorships.

(a)	Basis of Presentation

The interim consolidated financial statements, presented in United States dollars, should be read in conjunction with the annual consolidated financial statements for the year-ended December 31, 2007. These interim consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States and follow the same accounting policies and methods as the annual consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2008, its results of operations for the three and nine months periods ended September 30, 2008 and 2007 and its cash flows for the nine month periods ended September 30, 2007 and 2008.

Interim results are not necessarily indicative of results for the full year.

(b)	Going Concern and Liquidity Considerations

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at September 30, 2008, the Company had an accumulated deficit of $55,613,434 and a working capital deficit of $1,014,951. For the nine months ended September 30, 2008, the Company incurred a net loss of $3,072,298. Substantial portions of these losses are attributable to non-cash expenses such as $629,964 of stock-based compensation and $483,687 of depreciation and amortization.

To date, management has been able to finance its operations through the issuance of common shares and warrants and proceeds from its secured convertible note payable (note 5). In order to meet its business objectives, the Company is required to raise additional financing. Such funding may be required sooner than currently anticipated or to cover unforeseen expenses. In addition, there is no assurance that the Company will be successful in obtaining such funding on terms satisfactory to the Company, if at all.

Stock-Trak Group, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited – Prepared by Management)

1.	Nature of Business (Cont'd)

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

Software Development Costs – Change in Estimate

The Company uses SOP 98-1, “Accounting for the Costs of Computer Software Developed for Internal Use”. Under this standard, the Company capitalizes the costs incurred in the development of its platform being used for its stock market simulation contests. Costs are capitalized until the development stage has been completed, after which they are amortized over a period estimated to represent the useful life of the software. The software is for internal use. Approximately $405,000 of the capitalized costs relate to software whereby the development stage has been completed. Amortization on such costs commenced July 2007 over an initial estimated remaining useful life of nine months. In March 2008, the Company extended the estimated remaining useful life of such costs by one month. The change in estimate has been applied prospectively without restatement of prior year figures. The remaining $527,000 of capitalized costs represents costs incurred in relation to a new version of our platform which was under development until April 30, 2008. Amortization of those costs commenced May 1, 2008, upon launch of the new platform, over a period of 5 years.

Recently Issued Accounting Pronouncements

The FASB issued FSP 133-1 and FIN 45-4, ‘Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”.  This FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives.  In addition, it requires an additional disclosure about the current status of the payment/performance risk of a guarantee.  It also clarifies the effective date in FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. This FSP is effective for reporting periods (annual or interim) ending after November 15, 2008.
The adoption of FSP 133-1 and FIN 45-4 is not expected to have a material effect on the Company’s financial position or results of operations.

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

	September 30, 2008		December 31, 2007
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities
Cash and cash equivalents	$1,708,302	$1,708,302	$3,165,244	$3,165,244
Subscriptions receivable	$-	$-	$144,000	$144,000
Secured convertible note payable	$2,332,619	$2,332,619	$2,230,257	$2,230,257

Stock-Trak Group, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited – Prepared by Management)

4.	Goodwill and Intangible Assets

Included in total assets for our stock market simulation segment as detailed in note 9 are goodwill and intangible assets acquired upon acquisition of Stock-Trak, Inc. in January 2007.

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

Intangible assets comprise the following:

As at and for the nine months ended September 30, 2008:
(Based on the final purchase price allocation)

		Accumulated	Net Book
	Cost	Amortization	Value
Technology	$449,000	$261,916	$187,084
Tradename	209,000	121,916	87,084
Customer relationships	680,000	238,000	442,000
	$1,338,000	$621,832	$716,168

As at and for the year-ended December 31, 2007:
(Based on the final purchase price allocation)

		Accumulated	Net Book
	Cost	Amortization	Value
Technology	$449,000	$149,667	$299,333
Tradename	209,000	69,666	139,334
Customer relationships	680,000	136,000	544,000
	$1,338,000	$355,333	$982,667

Aggregate amortization expense related to intangible assets was $88,833 and $266,499 for the three and nine month periods ended September 30, 2008 (September 30, 2007 - $170,833 and $512,500). Estimated remaining annual amortization expense for the next four calendar years is: 2008 − $88,834; 2009 −$355,334; 2010 − $136,000; and 2011 − $136,000. The remaining lives of the following intangible assets at June 30, 2008 are: customer relationships 3.25 years; and technology and tradename 1.25 years.

Stock-Trak Group, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited – Prepared by Management)

5.	Secured Convertible Note Payable

On March 23, 2007, the Company issued a Secured Convertible Note (the “note”) in the amount of $2,100,000. The note accrues interest at 8% per annum, compounded annually and payable at maturity. The note matured September 23, 2008. As of the date of this report, the note has not been repaid.

The note contains a provision allowing for the conversion of all or a portion of the principal and accrued interest outstanding into common shares of the Company at the option of the holder at a conversion price of $2.50 per share. Total interest accrued and capitalized to the note amounts to $232,619 as at September 30, 2008 (December 31, 2007 - $130,257). As at September 30, 2008, the note is convertible into at least 933,047 common shares.

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

(b)
During the three months ended March 31, 2008, we sold 400,000 units at a price of $0.25 per unit for gross cash proceeds of $100,000. Each unit consisted of one common share and one warrant to purchase an additional common share at a purchase price of $0.35 per share.  The warrants vested immediately and expire two years from the date of grant.  The terms of the warrant agreement also provide that the Company has the option to call up to 100% of the warrants in the event that the fair market value of the Company’s common shares is greater than or equal to $0.75 for a period of ten consecutive days.  Based on the relative fair value of the common shares issued and the value of the warrants as calculated based on the Black-Scholes Option Pricing Model using the assumptions noted below, the Company determined that the value attributable to the warrants amounted to $22,817.

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

(f)
On December 22, 2006, the Company issued to Investa Solutions a warrant to purchase up to 750,000 common shares (the “Consultant Warrant”).  The Consultant Warrant has an exercise price of $2.50 per share and terminates two years after the date of grant.  The Consultant Warrant vests in accordance with the following schedule: (i) warrants to purchase 250,000 shares vest when the closing price of our common shares equals or exceeds $2.50 per share for a period of ten consecutive trading days; (ii) warrants to purchase 250,000 shares vest when the closing price of our common shares equals or exceeds $3.75 per share for a period of ten consecutive trading days; and (iii) warrants to purchase 250,000 shares vest when the closing price of our common shares equals or exceeds $5.75 per share for a period of ten consecutive trading days.

In accordance with EITF 96-18, the Company has not recognised any expense with respect to these warrants as no performance commitment exists, and no warrants have vested under the agreement as at September 30, 2008.

(g)
During fiscal 2005, the Company commenced litigation against a third party to cancel 1,000,000 common    shares of the Company that were previously issued to the third party. The Company is attempting to    cancel the shares due to the failure of the third party to provide the services for which the shares were issued. As at September 30, 2008, the litigation is ongoing. The Company believes that it has a valid basis to cancel the shares.

7.	Stock Based Compensation

As at September 30, 2008, the Company has reserved 3,015,000 common shares under its Amended 2005 Stock Plan (the “2005 Plan”) and 6,000,000 common shares under its 2007 Stock Incentive Plan (the “New Plan”). For a complete description of the Company’s 2005 Plan and New Plan, please refer to the notes to the financial statements in the Company’s most recent annual report (10-K) filed with the Securities Exchange Commission.

The Company recognizes an expense relating to stock options granted to both employees and non-employees using the fair value method.  The stock option expense is calculated using the Black-Scholes Option Pricing Model.

In January, 2008, the Company granted 214,000 under the New Plan to its employees and directors. 50,000 of these options had an exercise price of $0.50 per share and were to vest semi-annually over one year. Another 50,000 of these options had an exercise price of $0.65 per share and were to vest semi-annually over one year, the first vesting date being 18 months from the grant date. All 100,000 of such options were forfeited during the three months ended June 30, 2008. The remaining 114,000 options have an exercise price of $0.30 per share and vest quarterly over one year. All options granted in January 2008 expire 5 years from the grant date.

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

During the three months ended June 30, 2008, an additional 287,500 options were forfeited during the three months ended June 30, 2008. 137,500 of such options had an exercise price of $0.50 and 150,000 options had an exercise price of $0.65. All 287,500 options were to expire in October 2012.

During the three months ended September 30, 2008, 12,500 options with an exercise price of $0.50 expired.

In September 2008, concurrent with the departure of the Company’s former COO, the terms of the 2,200,000 options previously granted to him were modified such that no options were forfeited upon his departure. 200,000 of the options have an exercise price of $0.30 per share. Of the remaining 2,000,000 options, half have an exercise price of $0.50 per share and half have an exercise price of $0.65 per share. The transaction has been accounted for as a modification of an award. Incremental modifications costs amounting to approximately $42,000 have been included in stock-based compensation – salaries and general and administrative during the three months ended September 30, 2008.

Total stock-based compensation expense for the three and nine month periods ended September 30, 2008 amounted to $95,013 and $629,964 (September 30, 2007 - $997,842 and $4,113,659).

No other value associated with the stock options was recognized in the accounts of the Company.

The fair value of each option and warrant granted for the nine months ended September 30, 2008 and 2007 was estimated on the date of the grant, using the Black-Scholes Option Pricing Model with the following assumptions:

	2008	2007

Risk-free interest rate	1.53 – 2.75%	4.46 – 4.78%

Volatility factor of the future expected market price of the Company’s common shares	64 – 71%	56 – 58%

Weighted average expected life
• Options	5 years	5 years
• Warrants	2 years	2 years

Expected dividends	Nil	Nil

Weighted average grant date fair value
• Options	$0.24	$2.13
• Warrants	$0.25	$2.00

Stock-Trak Group, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited – Prepared by Management)

7.	Stock Based Compensation (Cont’d)

The weighted average expected life of the options and the warrants represents the period of time that the options and warrants are expected to be outstanding.  At September 30, 2008, no options or warrants have been exercised to date, and 100% of issued options and warrants are at exercise prices in excess of the trading price of the Company at September 30, 2008. As a result, the Company has estimated that the option and warrant holders will exercise at the expiry date.  The risk-free rate used to value the warrants and options is based on the yield of U.S. Treasury securities at the grant date.  The volatility has been calculated based on the historical price of the Company’s common shares since January 2005, a historic period that management has determined best represents the future expected volatility.

Details of the options are as follows:

	Number of options	Weighted average exercise price per share
Options outstanding, December 31, 2007	16,520,000	$0.58
Options granted	214,000	0.43
Options forfeited	(612,500)	(0.58)
Options expired	(12,500)	(0.50)
Options outstanding, September 30, 2008	16,109,000	$0.57
Options exercisable, September 30, 2008	14,040,750	$0.58

Of the total options outstanding and exercisable as at September 30, 2008, 180,000 were issued under the 2005 Plan. The remainder were issued under the terms of the New Plan or outside the terms of any Plan.

Details of stock options outstanding as at September 30, 2008 are as follows:

Range of	Number of Options	Weighted Average	Weighted Average	Number of
exercise prices	Outstanding	Exercise	Remaining	Options
		Price	Contractual Life	Exercisable
			(Years)
$2.00	180,000	$2.00	1.16	180,000
$0.50 - $0.65	14,915,000	$0.575	4.04	13,253,750
$0.30	1,014,000	$0.30	4.21	607,000

TOTAL	16,109,000			14,040,750

The aggregate intrinsic value of both the outstanding and exercisable options as at September 30, 2008 amounted to $NIL.

As of September 30, 2008, there was approximately $188,000 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a remaining vesting period of approximately 1 year.

Stock-Trak Group, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited – Prepared by Management)

8.	Commitments and Contingency

Commitments

(a)The Company has entered into operating lease agreements for office premises with approximate minimum annual lease payments as follows:

For the 12 months ended September 30

2009	$184,000
2010	122,000
2011	8,000
$314,000

In addition to the basic rent, the Company is responsible for its proportionate share of property taxes and operating costs for certain of the office premises. The Company incurred approximately $58,000 and $183,000 in rent expense during the three and nine month periods ended September 30, 2008 (2007- $58,000 and $158,000).

(b)The Company has entered into various consulting and service agreements with approximate payments of $401,000 and $111,000 for the twelve months ended September 30, 2009 and 2010, respectively.

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

On September 28, 2007, the former director and officer (the “plaintiff”) filed a civil complaint against the Company demanding repayment of the promissory note plus damages.  The plaintiff is claiming that the obligation under the promissory note as at September 30, 2008 amounts to approximately $97,000 inclusive of interest at 10% compounded annually.  Management believes that the claim is unsupported and without merit and, accordingly, no provision has been made for the claim.

In the ordinary course of business, the Company and its subsidiaries may have legal proceedings brought against them. Other than as described above, management is not aware of any outstanding legal claims against the Company as of September 30, 2008.

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

	For the nine months ended September 30, 2008
	Event Marketing	Stock Market Simulation Services	Total
Revenue – U.S.A.	$2,026,457	$1,444,700	$3,471,157
Cost of revenue	635,139	137,138	772,277
Salaries and benefits	842,655	1,432,290	2,274,945
General and administrative	138,360	1,343,934	1,482,294
Occupancy costs	65,922	92,895	158,817
Depreciation and amortization	10,645	472,801	483,446
Stock-based compensation	-	421,760	421,760
Gain on sale of property and equipment	(2,156)	-	(2,156)
Interest	(2,433)	739	(1,694)
Segment Profit (Loss)	$338,325	$(2,456,857)	$(2,118,532)
Unallocated amounts -
Shared salaries and benefits			485,196
Shared general and administrative			292,242
Shared occupancy costs			24,990
Shared depreciation and amortization			241
Foreign exchange			(152,452)
Shared stock-based compensation			208,204
Shared interest expense			95,345
			953,766
Net Loss			$(3,072,298)
Total Segment Assets (As at September 30, 2008)
Canada	70,212	537,035	607,247
U.S.A.	419,569	3,297,807	3,717,376
Total	489,781	3,834,842	4,324,623
Unallocated amounts -
Cash and cash equivalents – U.S.A.			1,095,887
Cash and cash equivalents – Canada			612,415
Other assets – U.S.A.			41,658
Other assets – Canada			14,499
Total assets (as at September 30, 2008)			6,089,082
Capital expenditures: (for the nine months ended September 30, 2008)
Event Marketing			$453
Stock Market Simulation Services			22,542
Total			$22,995

Stock-Trak Group, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited – Prepared by Management)

9.	Segment Disclosure (Cont’d)

	For the nine months ended September 30, 2007
	Event Marketing	Stock Market Simulation Services	Total
Revenue – U.S.A.	$1,187,476	$722,054	$1,909,530
Cost of revenue	411,589	56,443	468,032
Salaries and benefits	911,617	1,153,763	2,065,380
General and administrative	73,862	1,046,586	1,120,448
Occupancy costs	62,523	99,039	161,562
Depreciation and amortization	15,586	660,355	675,941
Stock-based compensation	-	892,984	892,984
Interest		21,408	21,408
Segment Loss	$(287,701)	$(3,208,524)	$(3,496,225)
Unallocated amounts -
Shared salaries and benefits			418,322
Shared general and administrative			468,985
Shared occupancy costs			28,002
Shared depreciation and amortization			124
Foreign exchange			74,115
Shared stock-based compensation			3,220,675
Interest expense			53,535
			4,263,758
Net Loss			$(7,759,983)
Capital expenditures (for nine months ended September 30, 2007):
Event Marketing			$228
Stock Market Simulation Services			68,341
Unallocated			1,522
Total			$70,091

Stock-Trak Group, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited – Prepared by Management)

9.	Segment Disclosure (Cont’d)

	For the three months ended September 30, 2008
	Event Marketing	Stock Market Simulation Services	Total
Revenue – U.S.A.	$813,002	$342,592	$1,155,594
Cost of revenue	315,240	72,611	387,851
Salaries and benefits	290,942	476,453	767,395
General and administrative	18,761	485,038	503,799
Occupancy costs	19,193	27,244	46,437
Depreciation and amortization	3,306	124,188	127,494
Interest	8	252	260
Stock-based compensation	-	40,846	40,846
Segment Profit (Loss)	$165,552	$(884,040)	$(718,488)
Unallocated amounts -
Shared salaries and benefits			152,088
Shared general and administrative			79,117
Shared occupancy costs			6,137
Foreign exchange			(57,502)
Shared stock-based compensation			54,167
Shared depreciation and amortization			74
Shared interest expense			40,608
			$274,689
Net Loss			$(993,177)
Capital expenditures: (for the three months ended September 30, 2008)
Event Marketing			$-
Stock Market Simulation Services			(14)
Unallocated			-
Total			$(14)

Stock-Trak Group, Inc.
Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)
(Unaudited – Prepared by Management)

9.	Segment Disclosure (Cont’d)

	For the three months ended September 30, 2007
	Event Marketing	Stock Market Simulation Services	Total
Revenue – U.S.A.	$471,475	$271,341	$742,816
Cost of revenue	157,434	42,686	200,120
Salaries and benefits	243,412	375,804	619,216
General and administrative	11,962	462,830	474,792
Occupancy costs	19,413	33,012	52,425
Depreciation and amortization	5,128	311,543	316,671
Stock-based compensation	-	233,728	233,728
Interest	-	10,613	10,613
Segment Profit (Loss)	$34,126	$(1,198,875)	$(1,164,749)
Unallocated amounts -
Shared salaries and benefits			108,234
Shared general and administrative			123,280
Shared occupancy costs			9,985
Shared depreciation and amortization			94
Foreign exchange			53,403
Shared stock-based compensation			764,114
Shared Interest expense			32,303
			1,091,413
Net Loss			$(2,256,162)
Capital expenditures: (for three months ended September 30, 2007)
Event Marketing			$-
Stock Market Simulation Services			12,382
Unallocated			571
Total			$12,953

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

The Company’s event marketing segment sold advertising in exchange for vacation packages which are to be awarded as prizes in the Company’s stock market simulation contests. The Company recorded the transactions at the fair value of the consideration received.  Revenue related to such sales is recognized as the related advertising is aired. The prizing is expensed over the course of the related stock market simulation contest. Accordingly, the $48,000 reflected as a deferred charge for our stock market simulation contest represents barter received which has yet to be awarded as prizes.

11.	Comparative Figures

Certain reclassifications of prior period figures have been made to facilitate comparison with the current period.

12.	Subsequent Events

On November 13, 2008, the Company granted 26,050,000 options to purchase shares of common stock outside the terms of its 2005 Plan or New Plan. The options have an exercise price based on the Company's closing share price at the date of grant, vest in semi-annual instalments over 2 years and expire 5 years from the date of grant. The option holders are also subject to a selling restriction, as further defined in the agreement, for 18 months following the date of grant. Total stock-based compensation expense, before estimated forfeitures, related to this grant amounts to approximately $565,000, and will be expensed using the graded vesting attribution method over the two year vesting period.

On November 13, 2008, the Company also granted 3,500,000 options under the terms of its New Plan. The options have an exercise price based on the Company's closing share price at the date of grant, vest in semi-annual instalments over 2 years and expire 5 years from the date of grant. Total stock-based compensation expense, before estimated forfeitures, related to this grant amounts to approximately $76,000 and will be expensed using the graded vesting attribution method over the three year vesting period.

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

Effective January 25, 2008, we changed our name from Neutron Enterprises, Inc. to Stock-Trak Group, Inc.

Overview

We currently operate in two distinct segments: (i) event marketing; and (ii) stock market simulation services for the educational, corporate and consumer markets.  Leveraging our existing stock market simulation platform and the experience of our management team, we have developed and are promoting online skill-based stock market simulation contests to the consumer market, stock market simulation services to the educational and corporate markets and co-branded online stock market challenges to the media and publishing markets.

Event Marketing. Our event marketing segment is operated by our wholly-owned subsidiary, Neutron Media Inc. (“Neutron Media”).  This segment generates revenue through advertising, marketing and brand messaging sales at premium locations and special events throughout the Unites States of America.  The event marketing segment leverages strategic partner relationships with organizers of high profile events to offer advertisers branding opportunities via permanent or event driven installations.  Outdoor digital signage solutions empower the advertiser with the ability to enrich the customer experience, build brand awareness and loyalty, and drive bottom-line results.  Advertisers benefit from the ability to place their ads on giant light emitting diode (LED) screens positioned in high traffic venues targeting millions of consumers where and when they make their purchase decisions and brand choices.

Stock Market Simulation Services and Contests.  We are an Internet-based, comprehensive stock market simulation services company serving the educational, corporate and consumer markets.  We provide stock market simulations that allow our users to practice trading all types of securities, including stocks, options, futures, mutual funds, bonds and more.  Originally conceived in 1990 as an educational tool for college students taking business and finance classes, the business has grown to offer branded stock market simulation solutions for corporate and educational organizations interested in offering stock market simulations to their customers, employees and students.

We also operate online, direct-to-customer, skill-based stock market simulation contests under our division, Wall Street Survivor.  We have developed and are promoting a sophisticated, comprehensive, community oriented, interactive, prize-based multiplayer financial web portal to: (i) serve as a source of financial information and tools for investors; (ii) conduct stock market performance contests in which participants compete in real-time for cash and other prizes; and (iii) serve as a destination for providers of financial and other services to market their services to users of our website.  We generate revenues from Wall Street Survivor through advertising, email list rentals, co-registration offers, sponsorships and sales of premium content.

Key Performance Indicators

Our key performance indicators are recognized revenue and deferred revenue.

Event Marketing. For our event marketing segment, we recognize revenue as the related advertising is aired. Deferred revenue results when we sell advertising in advance of the airing of the advertising.

Stock Market Simulation Services. For our stock market simulation segment, a significant portion of our revenues are currently tied to the educational market and, therefore, the significant portion of revenue is earned during the academic semesters from January to mid-May and then again from September to mid-December.  Deferred revenue results when we sell in advance of our services being rendered. Wall Street Survivor currently generates revenue from advertising, email list rentals, co-registration offers, sponsorships and sales of premium content, which to date have not been subject to seasonality.  Deferred revenue results when we sell sponsored stock market challenges in advance of the challenge being deployed.

Outlook

Event Marketing. The market for our event marketing services is large and has continued to grow.  Sustained spending on advertising, emphasis on the value of outdoor media, awareness of the value of reaching a targeted consumer group and the need of our clients to maintain visibility with their potential customers, are all key external conditions which may affect our ability to execute our business plan. In addition, the outdoor signage media industry is cyclical and subject to general economic conditions. The current economic conditions and related reduction in advertising dollars available may impact our ability to continue to grow this segment of our business.

Stock Market Simulation Services for the Educational and Corporate Markets. The market for stock market simulation services consists of all high schools, colleges and universities that offer business curricula to their students as well as media companies and corporations involved in financial-related industries.

The academic market continues to be a strong area of growth, with our branded and proprietary simulations now in use at over 80 percent of North America’s top universities and business programs.  StockTrak.com and our various SMS sites are now used by approximately 1,100 professors, hundreds of teachers, and 200,000 students worldwide each year, and  pageviews have increased from 100,000 per day in 2007 to a current rate of 250,000 per day. We have also expanded our relationships with college textbook publishers, and several new 2008 editions of college finance textbooks carry promotions for StockTrak.com.  In addition, we have signed both the Florida and New Jersey Councils on Economic Education as white-label sites for high school students further reinforcing our belief that Stock-Trak is the leader in educational simulations.

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

Our first “Wall Street Survivor” stock market simulation contest was launched on April 23, 2007, with each subsequent contest demonstrating a dramatic growth in player participation.

In May 2008, we announced the release of version 2.0 of our Wall Street Survivor contest portal. In addition to the market leading features and functions contained in version 1 of our real time, streaming stock market simulation platform, we have created an even more robust and feature-rich contest environment that we expect will dramatically enhance the user’s experience.

 These new site features include:

•	Buddy Lists which allows users to invite friends and family to a personalized “buddy” leaderboard and allows users to track performance in relation to his or her “buddies.”
•
Profile Pages where every user gets a personalized profile page that displays their most recent trades, their Buddy list, a Guest Book and many other features designed to enhance the site’s social networking environment.

•	Starter Stock Portfolios, which allow users with little or no experience to “get in the game” by selecting from a series of pre-populated portfolios which the user can then modify as they wish.
•	Dashboard Overview, which has been enhanced to allow the user even greater visibility into the make up of the portfolio and its relative overall performance.
•	Video News Feeds, which provide the user a vast library of video feeds ranging from breaking market news to tutorial and educational content.
•	Platform Upgrade, which is designed to offer our clients greater scalability and extensibility, and to bring users into an even greater “real-life” simulation environment.

Version 2.0 is more robust and scalable than its predecessor. We believe that, with its more sophisticated learning, trading and social networking components, the site will continue to attract and retain additional players resulting in an ever expanding and more valuable user base.  We also believe that the users’ ability to invite friends and track relative performance is a precursor to users being able to create their own contests, similar to the multi-billion dollar fantasy sports league business.

Since the launch of Version 2.0 in May 2008, Wall Street Survivor has generated over 21,000,000 pageviews, compared to approximately 8,800,000 for the same period in 2007, representing approximately 125,000 daily pageviews, or an increase of approximately 140%. Recently, daily average pageviews have improved to approximately 180,000 , with a record of over 305,000 on October 13, 2008.

In addition, since the launch of Version 2.0, over 2,000,000 trades have been executed on our platform as compared to approximately 1,000,000 trades for the period April 23, 2007 to April 2008. Accordingly, in the last six months, we have more than doubled the number of trades executed in the year prior to May 1, 2008.

Through aggressive testing of advertising messages, channels and registration paths, we have also significantly reduced our costs of acquisition and activation.

Wall Street Survivor’s Alexa ranking has been consistently in the top 50,000 web sites on the net, having recently achieved rankings in the top 20,000.

We plan to introduce several new features within the upcoming months which we believe will further attract users and increase pageviews, thereby increasing revenues.

Sponsorships. Based on the demonstrated consumer appeal of Wall Street Survivor, we have begun working with clients in the media and publishing markets to create a new breed of co-branded online stock market challenges. These contests are an ideal promotional vehicle to increase website traffic and readership and to sell online advertising to different tiers of sponsorships. We believe there is a large and viable market for sponsorship sales and expect to derive a significant growth in revenue through a revenue-share model in this segment.

In mid-September of 2008, we teamed with Canwest/National Post, the largest integrated media company in Canada, to launch the co-branded “Stock Star Challenge.”

Available at www.StockStar.ca, the contest is aggressively promoted across CanWest’s various media properties, highlighting the Stock-Trak platform technology.  Based on the success of this program to date, we have recently entered into negotiations to extend the partnership through 2009, and it is our intent to explore, develop and execute similar co-branded, revenue-sharing opportunities with other, similar media groups across the globe. Preliminary discussions with large international media outlets have been promising, based in large part on the success of the National Post program.

Corporate clients such as the Motley Fool, McGraw-Hill, Peak 6, eFinancialCareers, Alliance Investment Management, FIS Group, Sponsors for Educational Opportunity, Zions Bank, and Wellington Financial have all renewed their simulations using the legacy Stock-Trak platform.

We are also creating a new, modularized version of our Wall Street Survivor engine to allow us to rapidly customize the look and feel of a “standard” site, reducing delivery time and cost, and allowing us to address more opportunities in the same time frame. Sharebuilder / ING Direct and the Las Vegas Traders’ Expo were the first to use our “white-label” Survivor engine, and Scottrade has agreed to a two-year deal beginning in January 2009 to use our Survivor stock and options platform. Barron’s Magazine and several other newspapers and websites have expressed interest in launching white-label stock challenges in early 2009, depending on general economic conditions. As a result, continued economic uncertainty and volatility in the capital and credit markets may have a negative impact on our ability to continue to grow this segment of our SMS business.

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

Revenue for the nine months ended September 30, 2008 was $3,471,157 compared to $1,909,530 for the nine months ended September 30, 2007.  We expect revenue to increase based on the expected successful completion of certain event marketing assignments underway at the end of the quarter, and expected continued growth in our stock market simulation segment.  To date, we have incurred operating losses, as our revenues have not achieved a sufficient level to support our salaries and general and administrative expenses.  See “Liquidity and Capital Resources” below.

Critical Accounting Policies and Estimates

The significant accounting policies used in preparing our interim consolidated financial statements are the same as those used in preparing our annual financial statements.  These policies are described in note 2 to our consolidated financial statements for the year-ended December 31, 2007, included in our annual report on Form 10-K and should be read in conjunction with notes 2 and 3 of the interim consolidated financial statements included herein to ensure a proper understanding and evaluation of the estimates and judgments made by management in preparing our interim consolidated financial statements.  Our interim consolidated financial statements are prepared in accordance with United States generally accepted accounting principles.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2008 and September 30, 2007

	Revenue for the three months ended September 30
By type of service	2008	% of total	2007	% of total
Event marketing	813,002	70%	471,475	63%
Stock market simulation	$342,592	30%	$271,341	37%
	$1,155,594	100%	$742,816	100%

Revenue.

Our revenue consists of compensation for services provided.  The following describes the reasons for the increase in consolidated revenue:

Event Marketing. Event marketing revenue for the three months ended September 30, 2008 was $0.81 million as compared to $0.47 million for the three months ended September 30, 2007, an increase of $0.34 million or 72%. Approximately $0.61 million of revenue generated during the three months ended September 30, 2008 related to advertising sold on the CBS screen in Times Square, New York without a comparable transaction during the same period in 2007. In 2007, we sold advertising on the CBS screen during the Thanksgiving and Christmas holiday periods running from December 18, 2007 to January 1, 2008.  In 2008, we have secured the CBS screen from March 1, 2008 to January 1, 2009 and expect to secure significant advertising revenue throughout the remainder of 2008. We have also negotiated to secure this screen throughout fiscal 2009. The increase in revenue due to the CBS screen was offset by approximately $0.20 million of revenue generated in 2007 on events for which we did not advertise at in 2008. The remainder of the variance is due mainly to a decrease in revenue generated at the L.A. County Fair during the three months ended September 30, 2008 due to decreased sales and marketing efforts. Based on certain marketing events underway at the end of the quarter, we expect total event marketing revenues to further increase throughout the remainder of the year.

Stock Market Simulation Services. Stock market simulation revenue represents amounts generated from the educational and corporate markets as well as sponsorships and the consumer market, through Wall Street Survivor. Stock market simulation revenue for the three months ended September 30, 2008 was $0.34 million as compared to $0.27 million for the three months ended September 30, 2007, an increase of $0.07 million or 26%. Approximately $0.12 of the increase was due to increased revenue generated on the Wall Street Survivor website in 2008 compared to 2007. Given that the first Wall Street Survivor contest was launched in April 2007, nominal advertising revenue was earned during the three months ended September 30, 2007. We also realized a growth in our education market and approximately $0.02 million in sponsorship revenue related to the launch of our stock market challenge sponsored by Canwest without a comparable transaction in 2007. Such increases were offset by a decrease of approximately $0.075 million in revenue generated in the corporate market during the three months ended September 30, 2008. The decrease in the corporate sector was mainly the result of two significant, non-recurring contracts negotiated in 2007. We expect total stock market simulation revenues to further increase throughout 2008 through focused efforts on growth in existing and new markets.

Cost of Revenue. Our cost of revenue consists of prizing related to our stock market simulation segment and sign rentals and other direct event-related fees for our event marketing segment. Consolidated cost of sales increased $0.19 million to $0.39 million for the three months ended September 30, 2008 from $0.20 million for the three months ended September 30, 2007. The following describes the reasons for the increase in consolidated cost of sales:

Event Marketing. Cost of revenue for our event marketing segment increased $0.16 million to $0.32 million for the three months ended September 30, 2008 from $0.16 million for the three months ended September 30, 2007. The increase was attributable mainly to a change in the events at which we sold advertising.  The cost of sales to revenue ratio was 39% for the three months ended September 30, 2008 as compared to 33% for the three months ended September 30, 2007. We expect cost of revenue as a percentage of revenue for the remainder of the year to be below that realized in 2007.

Stock Market Simulations. Cost of revenue for our stock market simulation segment consists mainly of prizes awarded to winners and participants in our Wall Street Survivor contests. Cost of sales increased from $0.04 million for the three months ended September 30, 2007 to $0.07 million for the three months ended September 30, 2008. The increase was a direct result of an increase in the prize pools being awarded in our Wall Street Survivor contests in 2008 as compared to 2007.  The $0.03 million increase was more than offset by the $0.12 million dollar increase in revenues earned from Wall Street Survivor during the same period.  Given that our prize pools being offered in 2008 are greater than those offered in 2007, we expect cost of revenue for 2008 to be higher than that realized in 2007. However, due to growth in revenues from Wall Street Survivor, we expect that any such increase will be more than offset by a related increase in revenue.

Operating Expenses. Our operating expenses consist of salaries and benefits, general and administrative expenses, stock-based compensation, foreign exchange, depreciation and amortization, interest and occupancy costs. Salaries and benefits expense includes salaries, employee benefits, incentive compensation, certain contract labor and other payroll related costs, which are expensed as incurred.  General and administrative costs include business development and travel, , technology, marketing and professional services. Occupancy costs represent mainly general office expenses and the costs of leasing our premises. Stock-based compensation expenses represent expenses incurred in connection with the issuance of stock options and other share-based payments to our employees, directors, consultants or service providers. Such expenses are included on the consolidated statement of operations under stock-based compensation – salaries and general and administrative.

Operating expenses decreased $1.04 million to $1.76 million for the three months ended September 30, 2008 from $2.80 million for the three months ended September 30, 2007. Changes in operating expenses are as follows:

Salaries and Benefits. Consolidated salaries and benefits expense for the three months ended September 30, 2008 increased $0.19 million to $0.92 million compared to $0.73 million for the three months ended September 30, 2007, an increase of 26%. The following describes the reasons for the decrease in consolidated salaries and benefits:

Event Marketing. Salaries and benefits expense for the three months ended September 30, 2008 increased $0.05 million to $0.29 million compared to $0.24 million for the three months ended September 30, 2007, an increase of 21%. Included in salaries and benefits for our event marketing segment are commissions paid which are based on sales. Accordingly, we expect a portion of our salaries expense to vary with sales. The salaries and benefits to revenue ratio for the three months ended September 30, 2008 was 36% compared to 52% for the three months ended September 30, 2007.  The increase in commissions due to higher sales in 2008 was partially offset by cost savings resulting from renegotiated salary, commission and bonus structures which took effect in 2008. We expect our salaries and benefits to revenue ratio to be consistently below the ratios realized during 2007 as a result of renegotiated salary, commission and bonus structures.

 Stock Market Simulation Services. Salaries and benefits expense for the three months ended September 30, 2008 increased $0.09 million to $0.47 million compared to $0.38 million for the three months ended September 30, 2007, an increase of 24%.  The increase resulted mainly from approximately $0.11 million in severance for our former Chief Operating Officer without a comparable transaction in 2007.  In addition, we expensed approximately $0.09 million in salaried development costs during the three months ended September 30, 2008. During the three months ended September 30, 2007, salaried development costs were capitalized to software development. Excluding such charges, salaries expense decreased $0.11 million during the three months ended September 30, 2008. The salaries expense (net of the above noted charges) to revenue ratio for the three months ended September 30, 2008 was 80% compared to 138% for the three months ended September 30, 2007, a decrease of 58%.  As a result of expected increased sales and controlled payroll costs, we expect our salaries expense to revenue ratio to decrease over the remainder of the year.

Shared Salaries and Benefits. Shared salaries and benefits expense for the three months ended September 30, 2008 increased $0.04 million to $0.15 million compared to $0.11 million for the three months ended September 30, 2007.  The increase was mainly the result of approximately $0.048 million in salary paid to our CEO during the three months ended September 30, 2008 as compared to $Nil during the three months ended September 30, 2007. This was partially offset by $0.012 million in savings due to renegotiated salaries which took effect in 2008. The shared salaries expense to consolidated revenue ratio for the three months ended September 30, 2008 was 13% compared to 15% for the three months ended September 30, 2007, a decrease of 2%.  As a result of expected increased consolidated revenues, we expect our shared salaries expense to consolidated revenue ratio to decrease over the remainder of the year.

General and Administrative. Consolidated general and administrative expenses for the three months ended September 30, 2008 decreased $0.02 million to $0.58 million from $0.60 million for the three months ended September 30, 2007, a decrease of 3%.  The following describes the reasons for the decrease in consolidated general and administrative expenses:

Event Marketing. General and administrative expense for the three months ended September 30, 2008 increased $0.01 million to $0.02 million from $0.01 million for the three months ended September 30, 2007, an increase of 100%.  The increase was due mainly to non-recurring repairs incurred during the three months ended September 30, 2008. The general and administrative expense to revenue ratio for the three months ended September 30, 2008 was 2% compared to 3% for the three months ended September 30, 2007, a decrease of 1%.  As a result of expected increased revenues and continued focus on cost control measures, we expect our general and administrative expense to revenue ratio to decrease over the remainder of the year.

Stock Market Simulation Services. General and administrative costs increased $0.03 million to $0.49 million for the three months ended September 30, 2008, from $0.46 million for the three months ended September 30, 2007. A $0.07 million increase in bad debts was partially offset by decreases in legal, professional and consulting fees as well as savings in technology costs as a result of negotiated settlements with service providers. The general and administrative cost to revenue ratio was 141% for the three months ended September 30, 2008 compared to 171% for the three months ended September 30, 2007, an decrease of 30%. As a result of expected increased sales in the remainder of 2008 and continued focus on cost control, we expect the general and administrative costs to revenue ratio to decrease from this level over the remainder of the year.

Shared General and Administrative Expenses. Shared general and administrative expenses decreased $0.04 million to $0.08 million for the three months ended September 30, 2008, from $0.12 million for the three months ended September 30, 2007. Included in general and administrative expenses for the three months ended September 30, 2007 was a non-cash charge of $0.04 million related to the issuance of common shares in exchange for services received and a non-recurring write-off of $0.02 million in audit fees due to a negotiated settlement with our former auditors, neither of which had a comparable transaction during the three months ended September 30, 2008. Excluding such transactions, shared general and administrative expenses decreased $0.02 million during the three months ended September 30, 2008. We realized savings due to our continued focus on cost control, including reductions in director fees, discontinued use of an investor relations consultant, decreased use of professional and legal services and reduced directors and officers insurance premiums. The shared general and administrative to consolidated revenue ratio was 7% for the three months ended September 30, 2008 as compared to 17% for the three months ended September 30, 2007, a decrease of 10%. As a result of expected increased consolidated revenues and continued focus on cost control, we expect the shared general and administrative costs to consolidated revenue ratio to decrease from this level over the remainder of the year.

Occupancy Costs. Consolidated occupancy costs for the three months ended September 30, 2008 decreased $0.01 million from $0.06 million for the three months ended September 30, 2007 to $0.05 million for the three months ended September 30, 2008. The following is an analysis of occupancy costs by segment:

Event Marketing. Occupancy costs remained constant at $0.02 million for the three months ended September 30, 2008 and 2007. The occupancy cost to revenue ratio was 2% for the three months ended September 30, 2008 compared to 4% for the three months ended September 30, 2007. As a result of expected increased sales, we expect the occupancy costs to revenue ratio to decrease over the remainder of the year.

Stock Market Simulation Services. Occupancy costs remained relatively constant at $0.027 million for the three months ended September 30, 2008 compared to $0.033 million for the three months ended September 30, 2007. The occupancy cost to revenue ratio was 8% for the three months ended September 30, 2008, as compared to 12% for the three months ended September 30, 2007, a decrease of 4%. As a result of expected increased sales, we expect the occupancy costs to revenue ratio to decrease over the remainder of the year.

Shared Occupancy Costs. Shared occupancy costs remained relatively consistent at $0.006 million for the three months ended September 30, 2008 and $0.01 million for the three months ended September 30, 2007. The shared occupancy cost to consolidated revenue ratio was 0.5% for the three months ended September 30, 2008, as compared to 1.3% for the three months ended September 30, 2007. As a result of expected increased sales, we expect the shared occupancy costs to consolidated revenue ratio to decrease over the remainder of the year.

Stock-Based Compensation. Consolidated stock-based compensation for the three months ended September 30, 2008 decreased $0.905 million to $0.095 million from $1.00 million for the three months ended September 30, 2007, a decrease of 91%.  The following describes the reasons for the decrease in consolidated stock-based compensation:

Stock Market Simulation Services. Stock-based compensation for the three months ended September 30, 2008 was $0.04 million compared to $0.23 million for the three months ended September 30, 2007. The decrease of $0.19 million was due mainly to a larger number of unvested options being expensed during the three months ended September 30, 2007, higher grant date stock prices and exercise prices during that period and higher estimated forfeitures during the three months ended September 30, 2008. This was partially offset by a non-recurring charge of approximately $0.04 million during the three months ended September 30, 2008 related to modification of stock options granted to our former COO upon his departure.

Shared Stock-Based Compensation. Stock-based compensation for the three months ended September 30, 2008 was $0.05 million compared to $0.77 million for the three months ended September 30, 2007. The decrease of $0.72 million was due mainly to a larger number of unvested options being expensed during the three months ended September 30, 2007 and higher related grant date stock prices and exercise prices.

Depreciation and Amortization. Consolidated depreciation and amortization expense is comprised mainly of expenses related to our stock market simulation segments. Shared depreciation and amortization expense and depreciation related to our event marketing segment are not considered to be significant. Consolidated depreciation and amortization expense for the three months ended September 30, 2008 was $0.13 million as compared to $0.32 million for the three months ended September 30, 2007, a decrease of $0.19 million or 59%. The following describes the reasons for the decrease in consolidated depreciation and amortization:

Stock Market Simulation Services. Depreciation and amortization expense for the three months ended September 30, 2008 was $0.12 million as compared to $0.31 million for the three months ended September 30, 2007, a decrease of $0.19 million. Included in depreciation and amortization for the three months ended September 30, 2008 was $0.09 million related to the amortization of intangible assets acquired pursuant to the acquisition of Stock-Trak in January 2007, as compared to $0.17 million for the three months ended September 30, 2007. The $0.08 million decrease resulted from the finalization of the purchase price allocation in the fourth quarter of 2007. Also included in depreciation and amortization was $0.03 million related to amortization of our software development costs during the three months ended September 30, 2008 as compared to $0.14 million during the three months ended September 30, 2007. The $0.14 million in 2007 related to the amortization of version 1 of our software portal whereas the $0.03 million in 2008 related to version 2 of our software portal. Version 1 had both higher costs and a shorter amortization period than version 2, thereby resulting in the decrease in amortization expense. As a result of version 1 of our software portal being fully amortized, the longer amortization period for version 2 of our portal and limited anticipated capital expenditures, we expect amortization expense during the remainder of the year to be below that realized in 2007.

Foreign Exchange We incurred a foreign exchange gain of approximately $0.06 million during the three months ended September 30, 2008 as compared to a loss of approximately $0.05 million during the three months ended September 30, 2008. Our Canadian subsidiary, whose functional currency is the Canadian dollar, incurs most of its operating costs in Canadian dollars while generating revenue in U.S. dollars. Accordingly, the foreign exchange gain is a direct result of the fluctuations in the foreign exchange rates between the Canadian and U.S. dollar.

Interest Consolidated interest expense is comprised mainly of shared interest costs. Interest expense related to our stock market simulation segment is not considered to be significant. Shared interest expense for the three months ended September 30, 2008 amounted to $0.041 million and consisted mainly of $0.045 million of accrued interest related to our secured convertible note payable, offset by interest income earned on short-term investments.

Net Earnings/Loss

Event Marketing. We realized net earnings of $0.17 million during the three months ended September 30, 2008, compared to $0.03 million during the three months ended September 30, 2007. We expect our net earnings will increase in 2008 as we anticipate increased revenues and continued focus on cost control.

Stock Market Simulation Services. We incurred a net loss of $0.88 million during the three months ended September 30, 2008, compared to a net loss of $1.20 million during the three months ended September 30, 2007. We expect our net loss will decrease in 2008 as we anticipate increased revenues and continued focus on cost control.

Consolidated. We incurred a net loss of $0.99 million during the three months ended September 30, 2008, compared to a net loss of $2.26 million during the three months ended September 30, 2007. A significant portion of our loss in both years was comprised of non-cash expenses, including depreciation and amortization and stock-based compensation. Our net loss before such costs amounted to $0.77 million for the three months ended September 30, 2008 as compared to $0.94 million for the three months ended September 30, 2007.  We expect our net loss will decrease throughout the remainder of the year as we anticipate increased revenues and continued focus on cost control.

RESULTS OF OPERATIONS

Comparison of Nine Months Ended September 30, 2008 and September 30, 2007

	Revenue for the nine months ended September 30
By type of service	2008	% of total	2007	% of total
Event marketing sales	$2,026,457	58%	$1,187,476	62%
Stock market simulation	$1,444,700	42%	$722,054	38%
	$3,471,157	100%	$1,909,530	100%

Revenue.

Our revenue consists of compensation for services provided.  The following describes the reasons for the increase in consolidated revenue:

Event Marketing. Event marketing revenue for the nine months ended September 30, 2008 was $2.03 million as compared to $1.19 million for the nine months ended September 30, 2007, an increase of $0.84 million or 71%.

Approximately $1.62 million of our revenues for the nine months ended September 30, 2008 related to advertising sales generated on the CBS screen in Times Square, New York without a comparable transaction in 2007.  In 2007, we sold advertising on the CBS screen during the Thanksgiving and Christmas holiday periods running from December 18 to January 1, 2008.  In 2008, we have secured the CBS screen from March 1, 2008 to January 1, 2009 and expect to secure significant advertising revenue throughout the remainder of 2008. We have also negotiated to secure this screen throughout fiscal 2009. This increase in revenue was offset by approximately $0.59 million of revenue generated in 2007 on events which we did not advertise at in 2008.  Finally, advertising sales generated at the Detroit Show and L.A. County Fair decreased approximately $0.19 million as a result of decreased sales and marketing efforts in 2008 as compared to 2007.

Based on certain marketing events underway at the end of the quarter, we expect total event marketing revenues to further increase throughout the remainder of the year.

Stock Market Simulation Services. Stock market simulation revenues represent amounts generated from the educational and corporate markets, sponsorships as well as the consumer market, through Wall Street Survivor. Stock market simulation revenues for the nine months ended September 30, 2008 amounted to $1.44 million as compared to $0.72 million for the nine months ended September 30, 2007, an increase of 100%.

Approximately $0.44 of the $0.72 million increase was due to higher revenues generated on the Wall Street Survivor website in 2008.  Given that the first Wall Street Survivor contest ran in April 2007, nominal revenues were earned during the nine months ended September 30, 2007. We also generated $0.016 million of sponsorship revenues related to the launch of Canwest stock market challenge in September 2008. The remainder of the increase was mainly attributable to growth in sales of our branded stock market simulations which accounted for approximately 25% of the increase over 2007.  The balance of the increase was attributable mainly to growth in the educational market.  We expect total stock market simulation revenues to further increase throughout 2008 through focused efforts on growth in existing and new markets and additional sponsorship revenues to be generated from the Canwest stock market challenge.

Cost of Revenue. Our cost of revenue consists of prizes related to our stock market simulation segment and sign rentals and other direct event-related fees for our event marketing segment.  Consolidated cost of revenue increased $0.30 million to $0.77 million for the nine months ended September 30, 2008 from $0.47 million for the nine months ended September 30, 2007.  The following describes the reasons for the increase in consolidated cost of revenue:

Event Marketing. Cost of revenue for our event marketing segment increased $0.22 million to $0.63 million for the nine months ended September 30, 2008 from $0.41 million.  The increase was attributable mainly to a change in the events at which we sold advertising.  The events at which we advertised in 2008 were able to secure higher sales and reduced direct costs than those in 2007. The cost of revenue to revenue ratio for the nine months ended September 30, 2008 decreased 4% to 31% as compared to 35% for the nine months ended September 30, 2007. We expect cost of revenue as a percentage of revenue to decrease for the remainder of the year.

Stock Market Simulation Services. Cost of revenue for our stock market simulation segment consists mainly of prizes awarded to winners and participants in our Wall Street Survivor contests. Cost of revenue increased $0.08 million from $0.06 million to $0.14 million for the nine months ended September 30, 2008, which we believe is a direct result of an increase in the prize pools being awarded in our Wall Street Survivor contests throughout 2008.  The $0.08 million increase was more than offset by the $0.44 million dollar increase in revenues earned from Wall Street Survivor during the same period.  Given that our prize pools being offered in 2008 are greater than those offered in 2007, we expect cost of revenue for 2008 to be higher than in 2007. However, we expect that any such increase will be more than offset by a related increase in revenue.

Operating Expenses. Our operating expenses consist mainly of salaries and benefits, general and administrative expenses, stock-based compensation, foreign exchange, depreciation and amortization, interest and occupancy costs.  Salaries and benefits expense includes salaries, employee benefits, incentive compensation, certain contract labor and other payroll related costs, which are expensed as incurred.  General and administrative costs include business development and travel, office costs, technology, marketing and professional services.  Occupancy costs represent office expenses and the costs of leasing our premises. Stock-based compensation expenses represent expenses incurred in connection with the issuance of stock options and other share-based payments to our employees, directors, consultants or service providers.  Such expenses are included on the consolidated statement of operations under stock-based compensation – salaries and general and administrative.

Operating expenses decreased $3.43 million to $5.77 million for the nine months ended September 30, 2008 from $9.20 million for the nine months ended September 30, 2007.  Significant changes in operating expenses are as follows:

Salaries and Benefits. Consolidated salaries and benefits expense for the nine months ended September 30, 2008 increased $0.28 million to $2.76 million compared to $2.48 million for the nine months ended September 30, 2007, an increase of 11%. The following describes the reasons for the increase in consolidated salaries and benefits:

Event Marketing. Salaries and benefits expense for the nine months ended September 30, 2008 decreased $0.07 million to $0.84 million compared to $0.91 million for the nine months ended September 30, 2007, a decrease of 8%.  Included in salaries and benefits was a $0.25 million non-recurring charge related to the issuance of shares pursuant to an asset purchase agreement during the nine months ended September 30, 2007. Excluding this charge, salaries and benefits expense increased $0.18 million or 27%. Included in salaries and benefits for our event marketing segment are commissions which are based on sales. Accordingly, we expect a portion of our salaries expense to vary with sales. The salaries and benefits (prior to the non-recurring charge) to revenue ratio for the nine months ended September 30, 2008 was 42%, compared to 56% for the nine months ended September 30, 2007. The decrease was due mainly to renegotiated salary, commission and bonus structures which took effect in 2008. We expect our salaries and benefits to revenue ratio to be consistently below the ratios realized during 2007 as a result of increased sales and the aforementioned renegotiated salary, commission and bonus structures.

 Stock Market Simulation Services. Salaries and benefits expense for the nine months ended September 30, 2008 increased $0.28 million to $1.43 million compared to $1.15 million for the nine months ended September 30, 2007, an increase of 24%. The increase is due partly to the fact that we ceased capitalizing certain salaries related to the development of our Wall Street Survivor web portal as of April 30, 2008 upon launch of version 2 of our web portal.  During the nine months ended September 30, 2008, we expensed approximately $0.18 million in salaries related to our development team.  The remainder of the increase was due mainly to $0.11 million of severance for our former Chief Operating Officer incurred in September 2008 without a comparable transaction in 2007. The salaries expense (adjusted for the items above) to revenue ratio for the nine months ended September 30, 2008 was 79% compared to 160% for the nine months ended September 30, 2007, a decrease of 81%.  As a result of expected increased sales, we expect our salaries expense to revenue ratio to decrease over the remainder of the year.

Shared Salaries and Benefits. Shared salaries and benefits expense increased $0.07 million from $0.42 million for the nine months ended September 30, 2007 to $0.49 million for the nine months ended September 30, 2008.  We incurred $0.15 million in payroll costs related to our Chief Executive Officer during the nine months ended September 30, 2008. This was mainly offset by regular payroll and $0.03 million in severance costs related to our former Chief Financial Officer during the nine months ended September 30, 2007 without comparable transactions in 2008, salary reductions which took effect in 2008 and the replacement of certain staff members with lower cost personnel.  The shared salaries expense to consolidated revenue ratio for the nine months ended September 30, 2008 was 14% compared to 22% for the nine months ended September 30, 2007, a decrease of 8%.  As a result of expected increased consolidated revenues, we expect our shared salaries expense to consolidated revenue ratio to decrease over the remainder of the year.

General and Administrative. Consolidated general and administrative expenses for the nine months ended September 30, 2008 increased $0.18 million to $1.77 million from $1.59 million for the nine months ended September 30, 2007, an increase of 11%.  The following describes the reasons for the increase in consolidated general and administrative expenses:

Event Marketing. General and administrative expense for the nine months ended September 30, 2008 increased $0.064 million to $0.138 million from $0.074 million for the nine months ended September 30, 2007, an increase of 86%.  The increase was due to mainly to a $0.057 million increase in bad debt expense which was a direct result of the current downturn in the economy. The general and administrative expense to revenue ratio for the nine months ended September 30, 2008 was 6.8% compared to 6.2% for the nine months ended September 30, 2007, an increase of 0.6%.  As a result of expected increased revenues, we expect our general and administrative expense to revenue ratio to decrease over the remainder of the year.

Stock Market Simulation Services. General and administrative costs increased $0.29 million to $1.34 million for the nine months ended September 30, 2008, from $1.05 million for the nine months ended September 30, 2007.  We incurred higher marketing costs related to our Wall Street Survivor contests which first launched in April 2007, which were more than offset by a related increase in revenue. Higher bad debts expense and increases in technology costs required to support our growth were offset by decreased travel and other integration costs incurred as a result of our acquisition of Stock-Trak in January 2007 and decreased consulting, professional and legal fees. The general and administrative cost to revenue ratio was 93% for the nine months ended September 30, 2008 compared to 145% for the nine months ended September 30, 2007, a decrease of 52%. As a result of expected increased sales in the remainder of 2008 and continued focus on cost control, we expect the general and administrative costs to revenue ratio to decrease from this level over the remainder of the year.

Shared General and Administrative Expenses. Shared general and administrative expenses decreased $0.18 million to $0.29 million for the nine months ended September 30, 2008, from $0.47 million for the nine months ended September 30, 2007. The decrease was due partly to non-cash expenses of $0.13 million related to the vesting and issuance of common shares in exchange for services received during the nine months ended September 30, 2007, as compared to $Nil during the nine months ended September 30, 2008. An increase in professional and legal fees resulting partly from compliance with Sarbanes-Oxley in 2008, without a comparable transaction in 2007, were offset mainly by negotiated reductions in director fees, lower insurance premiums and the discontinued use of an investor relations consultant. The shared general and administrative to consolidated revenue ratio was 8% for the nine months ended September 30, 2008 as compared to 25% for the nine months ended September 30, 2007, a decrease of 17%. As a result of expected increased consolidated revenues and continued focus on cost control, we expect the shared general and administrative costs to consolidated revenue ratio to continue to be below that realized in 2007 throughout over the remainder of the year.

Occupancy Costs. Consolidated occupancy costs for the nine months ended September 30, 2008 decreased $0.01 million to $0.18 million for the nine months ended September 30, 2008 from $0.19 million for the nine months ended September 30, 2007.  The following is an analysis occupancy costs by segment:

Event Marketing. Occupancy costs remained relatively consistent at $0.066 million for the nine months ended September 30, 2008 and $0.063 million for the nine months ended September 30, 2007. The occupancy cost to revenue ratio was 3% for the nine months ended September 30, 2008 compared to 5% for the nine months ended September 30, 2007. As a result of expected increased sales, we expect the occupancy costs to revenue ratio to decrease over the remainder of the year.

Stock Market Simulation Services. Occupancy costs remained relatively consistent at $0.093 million for the nine months ended September 30, 2008 and $0.099 million for the nine months ended September 30, 2007. The occupancy cost to revenue ratio was 6% for the nine months ended September 30, 2008, as compared to 14% for the nine months ended September 30, 2007. As a result of expected increased sales, we expect the occupancy costs to revenue ratio to decrease over the remainder of the year.

Shared Occupancy Costs. Shared occupancy costs remained relatively consistent at $0.025 million for the nine months ended September 30, 2008 and $0.028 for the nine months ended September 30, 2007. The shared occupancy cost to consolidated revenue ratio was 0.7% for the nine months ended September 30, 2008, as compared to 1.5% for the nine months ended September 30, 2007. As a result of expected increased sales, we expect the shared occupancy costs to consolidated revenue ratio to decrease over the remainder of the year.

Stock-Based Compensation. Consolidated stock-based compensation for the nine months ended September 30, 2008 decreased $3.48 million to $0.63 million from $4.11 million for the nine months ended September 30, 2007, a decrease of 85%.  The following describes the reasons for the decrease in consolidated stock-based compensation:

Stock Market Simulation Services. Stock-based compensation for the nine months ended September 30, 2008 was $0.42 million compared to $0.89 million for the nine months ended September 30, 2007. The decrease of $0.47 million was due mainly to a larger number of unvested options being expensed in 2007, higher related grant date stock prices and exercise prices during that period and higher forfeitures in 2008.

Shared Stock-Based Compensation. Stock-based compensation for the nine months ended September 30, 2008 was $0.21 million compared to $3.22 million for the nine months ended September 30, 2007. The decrease of $3.01 million was due a larger number of unvested options being expensed in 2007, higher related grant date stock prices and exercise prices during that period and higher forfeitures in 2008. In addition, as a result of a cancellation and repricing of stock options in October 2007, the majority of the newly issued options vested immediately upon grant in October 2007. Accordingly, the related stock-based compensation cost of these options was fully expensed during the fourth quarter of 2007.

Depreciation and Amortization. Consolidated depreciation and amortization expenses are comprised mainly of expenses related to our event marketing and stock market simulation segments. Shared depreciation and amortization expense is not considered to be significant. Consolidated depreciation and amortization expense remained decreased $0.20 million to $0.48 million for the nine months ended September 30, 2008 from $0.68 million for the nine months ended September 30, 2007. The following analyses consolidated depreciation and amortization by segment:

Event Marketing. Depreciation and amortization expense for the nine months ended September 30, 2008 was $0.011 million as compared to $0.016 million for the nine months ended September 30, 2007.  The decrease of $0.005 million was due mainly to the use of the declining balance method to calculate depreciation and amortization and limited additions to capital expenditures. We expect that depreciation and amortization will remain relatively consistent throughout the remainder of the year.

Stock Market Simulation Services. Depreciation and amortization expense decreased $0.19 million to $0.47 million for the nine months ended September 30, 2008 from $0.66 million for the nine months ended September 30, 2007. Included in depreciation and amortization for the nine months ended September 30, 2008 is $0.27 million related to the amortization of intangible assets acquired pursuant to the acquisition of Stock-Trak. in January 2007, as compared to $0.52 million for the nine months ended September 30, 2007. The $0.25 million decrease is the result of the finalization of the purchase price allocation in the fourth quarter of 2007. Also included in depreciation and amortization for the nine months ended September 30, 2008 is $0.18 million related to amortization of our software development costs as compared to $0.14 million during the three months ended September 30, 2007. Amortization on software development costs began in July 2007 upon completion of the development stage for version 1 of our Wall Street Survivor software portal. Accordingly, the $0.14 million in 2007 related to the amortization of version 1 of our software portal whereas the $0.18 million in 2008 related to version 2 of our software portal. Version 1 had both higher costs and a shorter amortization period than version 2, thereby resulting in the decrease in amortization expense. As a result of version 1 of our software portal being fully amortized as of April 30, 2008, the longer amortization period for version 2 of our portal and limited anticipated capital expenditures, we expect amortization expense during the remainder of the year to be below that realized in 2007.

Foreign Exchange. Foreign exchange gain for the nine months ended September 30, 2008 amounted to $0.15 million compared to a loss of $0.07 million for the nine months ended September 30, 2007. Our Canadian subsidiary, whose functional currency is the Canadian dollar, incurs most of its operating costs in Canadian dollars while generating revenue in U.S. dollars. Accordingly, the foreign exchange gain is a direct result of the fluctuations in the foreign exchange rates between the Canadian and U.S. dollar.

Interest. Consolidated interest expense is comprised mainly of shared interest costs. Interest expense related to our event marketing and stock market simulation segments are not considered to be significant. Shared interest expense for the nine months ended September 30, 2008 amounted to $0.09 million and consisted mainly of $0.10 million of accrued interest related to our secured convertible note payable, offset by interest income earned on short-term investments.

Net Earnings/Loss.

Event Marketing. We realized net earnings of $0.34 million during the nine months ended September 30, 2008, compared to a net loss of $0.29 million during the nine months ended September 30, 2007. We expect our net earnings will increase in 2008 as we anticipate increased revenues and continued focus on cost control.

Stock Market Simulation Services. We incurred a net loss of $2.46 million during the nine months ended September 30, 2008, compared to a net loss of $3.21 million during the nine months ended September 30, 2007. We expect our net loss will decrease throughout 2008 as we anticipate increased revenues and continued focus on cost control.

Consolidated. We incurred a net loss of $3.07 million during the nine months ended September 30, 2008, compared to a net loss of $7.76 million during the nine months ended September 30, 2007. A significant portion of our loss in both years was comprised of non-cash expenses, including depreciation and amortization, stock-based compensation, issuance of common shares, and the value of shares vested or earned in exchange for services received. Our net loss before such costs amounted to $1.96 million for the nine months ended September 30, 2008 as compared to $2.60 million for the nine months ended September 30, 2007.  We expect our net loss will decrease throughout the remainder of the year as we anticipate increased revenues and continued focus on cost control.

Liquidity and Capital Resources

We continue to experience negative cash flow from operating activities as we continue to invest in the promotion of our stock market simulation segment.  As of September 30, 2008, we had a working capital deficit of $1.01 million, including cash and cash equivalents of $1.71 million, compared to working capital of $1.11 million, including cash and equivalents of $3.17 million at December 31, 2007.  The decrease in working capital resulted from the use of cash to finance our operating loss and growth initiatives.

Net cash used in operating activities was $1.52 million for the nine months ended September 30, 2008 compared to $2.32 million for the nine months ended September 30, 2007.  The use of cash during both periods was to finance our operating loss.

Net cash provided by financing activities was $0.244 million for the nine months ended September 30, 2008 compared to $2.57 million for the nine months ended September 30, 2007.  During the nine months ended September 30, 2008, we realized $0.10 million from the sale of common shares and warrants and collected $0.14 million of subscriptions receivable related to our round of financing in December 2007. During the nine months ended September 30, 2007, we realized $2.1 million from secured convertible note financing and net proceeds of $0.49 million from the issuance of common stock and warrants and repaid a $20,000 line of credit.

Net cash used in investing activities was $0.14 million during the nine months ended September 30, 2008 compared to $2.52 million during the nine months ended September 30, 2007. During the nine months ended September 30, 2008, we invested $0.12 million in software development related to our stock market simulation contests and acquired $0.02 million of property and equipment. During the nine months ended September 30, 2007, we used $1.95 million to acquire Stock-Trak, invested $0.50 million in software development related to our stock market simulation contests, and acquired $0.07 million of property and equipment in connection with moving our head office and supporting an increase in the number of employees hired to support our continued growth.

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

On March 23, 2007, we issued a secured convertible note in the principal amount of $2,100,000.  The note accrues interest at the rate of 8% per annum payable at maturity and is convertible at anytime at the option of the holder into shares of our common stock at a conversion price of $2.50 per share. The convertible note became due September 23, 2008. As of the date of this report, the note has not been repaid.

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

As of the date of this report, we have cash resources of approximately $1.26 million. We currently use approximately $150,000 per month to conduct operations and expect this amount will decrease throughout the remainder of the year. We believe that sales will continue to ramp up and contribute cash for the remainder of fiscal 2008 and we have flexibility to adjust the level of research and development, marketing, selling and administrative expenses based on the availability of resources.

Based on our current cash position, projected cash receipts, expenditures and level of operations, we believe we need to raise additional funds in order to support our operations for the next twelve months and settle our existing secured convertible note payable which matured in September 2008.  The amount of funding required will be determined by many factors, some of which are beyond our control, and we may require funding sooner than currently anticipated or to cover unforeseen expenses. We expect to raise any additional funding through the issuance of debt or equity securities.  The sale of additional equity securities will result in dilution to our stockholders.  We have no commitment for any additional financing and we can provide no assurance that such financing will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be required to delay or scale back our operations, which could adversely affect our ability to generate future revenues.

Off-Balance Sheet Arrangements

As of September 30, 2008, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer/Executive Vice President, who serve as our principal executive officer and our principal financial officer, respectively.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer/Executive Vice President concluded that as of September 30, 2008, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer/Executive Vice President, in order to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of losses and have yet to begin generating positive cash flows from operations. We have experienced net losses in each fiscal quarter since our inception and as of September 30, 2008, had an accumulated deficit of $55.6 million. We incurred net losses to common stockholders of approximately $3.07 million during the nine months ended September 30, 2008 and approximately $7.76 million during the nine months ended September 30, 2007.  As a result of these conditions, the report of our independent accountants issued in connection with the audit of our financial statements as of and for our fiscal year ended December 31, 2007 contained a qualification raising a substantial doubt about our ability to continue as a going concern. While we expect that our cash flows from operations will improve during the remainder of 2008 and our net losses from operations will decrease during the next six months, we can provide no assurance that these expectations will be met.  As a result, we may continue to generate losses and negative cash flows from operations for the foreseeable future.

In order to execute our business plan or cover expenses in connection with unforeseen events, we will need to raise additional capital which may not be available on terms acceptable to us, if at all.  We currently have a secured convertible note payable with a principal balance of $2.1 million which, in addition to accrued interest, matured in September 2008.  In order to execute our current business plan and support future growth, we will need to raise additional capital.  The amount of funding required will be determined by many factors, some of which are beyond our control, and we may require such funds sooner than currently anticipated or to cover unforeseen expenses.  As a result, we will need to raise additional funds during the next 12 months.  We expect that any such funding would be raised through sales of our debt or equity securities. When raising additional funding, general market conditions or the then-current market price of our common stock may not support capital raising transactions.  We have not made arrangements to obtain additional financing and we can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all.  If we cannot raise funds when they are needed or if such funds cannot be obtained on acceptable terms, we may not be able to (a) pay our costs and expenses as they are incurred (b) create or manage new stock market simulation contests (c) execute our business plan (d) take advantage of future opportunities or (e) respond to competitive pressures or unanticipated requirements or in the extreme case, liquidate the Company.  This may seriously harm our business, financial condition and results of operations.

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

Credit risk.   We manage our credit risk with respect to accounts receivable by dealing primarily with large creditworthy customers and by billing whenever possible in advance of rendering services or making commitments.  We believe that we are not subject to significant concentration of credit risk. As of September 30, 2008, we had one customer who represented 16.79% of consolidated accounts receivable.

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

Risks Associated With Our Industry

General economic conditions.   The outdoor signage media industry is cyclical and as a result it is subject to downturns in general economic conditions and changes in client business and marketing budgets. A significant portion of our event marketing business is with large multinational businesses, which are less impacted by downturns in the economy.  In an effort to offer our clients services on a North American scale, and to manage our exposure to broad economic conditions, we have diversified our event marketing revenue geographically, by operating events across the United States of America.  Our stock market simulation segment, through the educational, corporate and consumer markets, provides further diversification of our revenue sources. The current general economic weakness may impact our ability to grow each of our business segments and execute our business strategy as planned.

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

Future sales of our common stock may cause our stock price to decline.As of the date of this report, we have 69,952,749 shares of common stock outstanding.  Of this amount, 39,770,000 are freely tradable without restriction or further registration under the Securities Act, unless the shares are purchased by our affiliates.  The remaining 30,182,749 shares of common stock outstanding are “restricted securities” as that term is defined under Rule 144 of the Securities Act.  Effective January 8, 2007, we entered into an agreement with our Chief Executive Officer whereby any shares released to him during 2007 would be subject to lock-up for a period of two years. In October 2007, we granted stock options to executive officers, directors and advisors outside the terms of our 2005 Amended Stock Plan and 2007 Stock Incentive Plan. Holders of such stock options are subject to lock-up agreements as more fully described in current report Form 8-K, filed with the SEC on October 18, 2007. In November 2008, we granted stock options which are also subject to lock-up agreements as further described in Item 3.02 below. Except for the foregoing, none of our directors, executive officers, or employees are subject to lock-up agreements or market stand-off provisions that limit their ability to sell shares of our common stock. In addition, none of our outstanding shares are subject to lock-up agreements or market stand-off provisions.  The sale of a large number of shares of our common stock, or the belief that such sales may occur, could cause a drop in the market price of our common stock.

We will need to raise additional funds in the future, and such additional funding may be dilutive to stockholders or impose operational restrictions.  We are authorized to issue up to 200,000,000 shares of common stock and 10,000,000 shares of preferred stock with such rights, designations and preferences as our board of directors may determine.  We will be required to raise additional funds in the future to sustain our operations. Our board of directors can issue additional shares and set the terms of future offerings of our securities without further action by our stockholders.  We expect to raise such funds through sales of shares of our common stock or securities convertible into shares of our common stock, as well as issuances of debt.  Such additional financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants which may limit our operating flexibility. If additional capital is raised through the issuances of shares of our common stock or securities convertible into shares of our common stock, the percentage ownership of existing stockholders will be reduced. These stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

Our operating results may fluctuate significantly, and these fluctuations may cause our stock price to fall.  The market price of our common stock has fluctuated significantly to date.  In the future, the market price of our common stock could be subject to significant fluctuations due to general market and economic conditions and in response to our financial performance. Our operating results will likely vary in the future primarily as the result of fluctuations in our revenues and operating expenses.  Although we continue to focus on cost control measures, our growth in our stock market simulation segment will require us to incur additional operating expenses in the future to support this growth and development. If our results of operations do not meet the expectations of our stockholders or the investment community, the price of our common stock may decline. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have affected the market price of many small and micro-cap companies, and that have often been unrelated or disproportionate to the operating performance of companies

We do not pay dividends.  We have never declared or paid any cash dividends on our common stock.  We currently intend to retain any future profits from operations to fund growth and do not expect to pay any dividends in the foreseeable future.  Accordingly, investors who seek dividend income should not purchase our shares.  The return, if any, from purchase of our shares will result from appreciation in the price of our shares.

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

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.   Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal controls over financial reporting, and attestation of this assessment by our independent registered public accountants.  The SEC has extended the compliance dates for smaller public companies, including us. Accordingly, our first management report on our internal controls over financial reporting was included in our annual report on Form 10-K for the year-ended December 31, 2007. The first attestation report of our assessment that our independent registered public accounting firm will need to complete will be required in connection with the preparation of our annual report for our fiscal year ending December 31, 2009. Compliance with these rules has required us to incur increased general and administrative expenses and management attention. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. Although not anticipated, we may encounter problems or delays in completing activities necessary to make an assessment of our internal controls over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants.  If we cannot assess our internal controls over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

Item 3.    Maturity Default Upon Senior Security

On March 23, 2007, we issued a $2.1 million principal amount convertible promissory note, which matured on September 23, 2008.  We have not repaid any of the outstanding principal and interest and are therefore in default under the note.  As of the date of this report, the total amount of principal and interest due and owing under the note is $2,332,619.

Item 5.    Other Events

The information set forth below is included herewith for the purpose of providing the disclosure required under “Item 2.04 Triggering Events That Accelerate or Increase a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement”, Item 3.02 “Unregistered Sales of Equity Securities” and “Item 5.02 Departure of Directors or Certain Officers; Election of Directors, Compensatory Arrangements with Certain Officers” of Form 8-K.

Item 2.04 – Triggering Events That Accelerate or Increase a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement.

On March 23, 2007, we issued a secured convertible note in the principal amount of $2,100,000.

The full principal amount and all accrued and unpaid interest due under the note in the aggregate amount of approximately $2,332,619 became due and payable on September 23, 2008.  We did not repay such amount which constituted an event of default under the note.  Under the terms of the note and related loan documents, when an event of default has occurred and is continuing, the creditor has various customary rights and is entitled to pursue various customary remedies, including the right to accelerate repayment of all amounts owed under the note and to execute on the assets subject to the security agreement.

Item 3.02 - Unregistered Sales of Equity Securities

On November 13, 2008, we issued options to certain of our employees, executive officers, directors and advisors to purchase an aggregate of 29,550,000 shares of common stock at an exercise price based on the closing price of our shares at the date of grant as further described below:

Options to purchase 3,500,000 shares of common stock are subject to the terms of our 2007 Stock Incentive Plan, vest in equal annual installments over three years and terminate five years from the date of grant.

The remaining options to purchase 26,050,000 shares of common stock were issued outside the terms of our 2007 Stock Incentive Plan, vest in semi-annual installments over two years, and terminate five years from the date of grant. These options contain lock-up provisions which provide that, prior to May 12, 2010, no shares of common stock issued upon exercise of these options may be sold.

In the event any of these option holders are terminated without cause, they are entitled to keep all vested and unvested options, with no modification to vesting provisions or the expiry date. In the event that any of these option holders resign or are terminated for cause, then they are entitled to keep all vested options, with no modification to the expiry date. The “Change of Control” provisions of these options are consistent with the “Change of Control” provisions under the Plan, which are more fully described in the exhibits to this report.

Included in the options to purchase 26,050,000 shares of common stock outside the terms of our 2007 Stock Inventive Plan is an aggregate of 22,700,000 options granted to our executive officers and directors as set forth below:

Name	Title	Number of Options
Rory Olson	Chief Executive Officer	15,000,000
Mitchell Rosen	Chief Financial Officer and Executive Vice President	4,500,000
Steve Shaper	Director	750,000
Joel Leonoff	Director	750,000
Andrew Gertler	Director	1,000,000
F. Bryson Farrill	Director	700,000
		22,700,000

The foregoing securities were issued in a private placement transaction pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

Item 5.02 - Departure of Directors or Certain Officers; Election of Directors, Compensatory Arrangements with Certain Officers

On September 25, 2008 we entered into an agreement (the “Agreement”) with Mark Wolinsky whereby Mr. Wolinsky’s position as Chief Operating Officer of the Company was terminated, effective August 31, 2008, by mutual consent of us and Mr. Wolinsky. In connection with the foregoing, the Agreement with Mr. Wolinsky that provides for: (i) approximately Cdn $113,000 in severance/ reasonable notice, payable in semi-monthly installments extending until April 15, 2009 (ii) payment of Cdn $15,000 upon signing of a binding letter of intent for a certain media co-brand deal (iii) payment of Cdn $15,000 upon signing of a renewal of the Company’s relationship with National Post/Canwest and (iv) full vesting of options to purchase an aggregate 2,200,000 common shares of which 1,000,000 have an exercise price of $0.50, 1,000,000 have an exercise price of $0.65 and 200,000 have an exercise price of $0.30.

On November 5, 2008, we approved the appointment of Mr. Francois Cote to our Board of Directors effective December 1, 2008. As of the date of this report, Mr. Cote has not been appointed to any board committees.

Item 6.    Exhibits

The following exhibits are included herein:

Exhibit No.	Exhibit
10.1	Form of Option Agreement, dated November 13, 2008, by and between the Company and certain employees, executive officers, directors and advisors
10.2
Form of Option Agreement under the Stock-Trak Group, Inc. (formerly Neutron Enterprises, Inc.) 2007 Stock Incentive Plan, dated November 13, 2008, by and between the Company and certain of its employees

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

STOCK-TRAK GROUP, INC.

Date: November 14, 2008	By:	/s/ Rory Olson
Rory Olson
Chief Executive Officer

Date: November 14, 2008	By:	/s/ Mitchell Rosen
Mitchell Rosen, C.A.
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1	Form of Option Agreement, dated November 13, 2008, by and between the Company and certain employees, executive officers, directors and advisors
10.2
Form of Option Agreement under the Stock-Trak Group, Inc. (formerly Neutron Enterprises, Inc.) 2007 Stock Incentive Plan, dated November 13, 2008, by and between the Company and certain of its employees

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